Form 10-K
period 1995-12-31
WHITEHALL CAPITAL INCOME FUND 86
filed 1997-02-05
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

         [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended DECEMBER 31, 1995.

OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED).

For the transition period from __________ to __________


         WHITEHALL INCOME FUND-86, A CALIFORNIA LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

         California                                           86-053325
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

6418 E. TANQUE VERDE, SUITE 105, TUCSON, AZ                 85715
(Address of principal executive offices)              (zip code)

        Registrant's telephone number, including area code (602)750-0500

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:


                                 Title of Class
                          LIMITED PARTNERSHIP INTERESTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No ___
As of December 31, 1995, all shares of registrants's Limited Partnership interest were outstanding and held by non-affiliates (the officers, directors and general partner of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation).

                           WHITEHALL INCOME FUND - 86

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I
         Item 1.       Business
         Item 2.       Properties
         Item 3.       Legal Proceedings
         Item 4.       Submission of Matters to a Vote
                       of Security Holders

PART II
         Item 5.       Market for the Registrant's Common
                       Stock and Related Security Holder Matters
         Item 6.       Selected Financial Data
         Item 7.       Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations
         Item 8.       Financial Statements and Supplementary Data
         Item 9.       Changes in and Disagreements with
                       Accountants on Accounting and Financial
                       Disclosures

PART III
         Item 10.      Directors and Executive Officers of the
                       Registrant
         Item 11.      Executive Compensation
         Item 12.      Security Ownership of Certain Beneficial
                       Owners and Management
         Item 13.      Certain Relationships and Related Transactions

ITEM 1. BUSINESS

GENERAL

Whitehall Income Fund-86 Limited (the "Registrant" or the "Partnership") is a limited partnership formed in 1985 under the Limited Partnership Act of the State of California to acquire, improve, operate and hold for investment income producing real property. The Partnership purpose is to purchase Properties and to own and operate the Properties for a period of five to ten years. Currently, the Partnership employs approximately 8 individuals.

The Registrant has acquired two self storage facilities, a shopping center, two office buildings and a building leased to fast food restaurant operations for a total cost of $5,675,566 as further described in Item 2.

COMPETITION AND MARKET CONDITIONS

Occupancy rates and the Partnership's ability to maintain or increase rental rates are affected by numerous factors. These include seasonal demand and economic conditions. In seeking tenants, the Partnership relies on both internal and external sources for its properties. Long-term leases with established tenants for the Pan American Office Building, Wendy's Restaurant and McRae Square Shopping Center have provided steady rental rates and cash flow from operations. The self storage facilities, Athens, Capitol and Tanque Verde, continue to maintain occupancy levels exceeding 90%.



ITEM 2.  PROPERTIES

The Registrant owns six income producing real properties as described below.


MCRAE SQUARE SHOPPING CENTER

On December 30, 1986, the Partnership purchased, from an unaffiliated third party, the commercial income project known as McRae Square Shopping Center (the "Shopping Center") located in the southeastern area of Georgia in McRae for a total of $793,840. The building has a cost basis of $734,611 and the land was allocated a cost of $59,229 based upon an independent appraisal dated March 1986. The Shopping Center is located directly across the street from the local Winn Dixie Shopping Center on U.S. Highway 341-Oak Street, one of the primary traffic arteries in the area. The Shopping Center is approximately two acres in size and encompasses approximately 12,630 square feet of leasable area with room for expansion. The Shopping Center was completed in December of 1985 and commenced operation on December 31, 1985.

The Shopping Center's current tenants include Rite Aid Drug, the drugstore chain subsidiary of Rite Aid Corporation. Another major tenant is Family Dollar Stores, Inc., a discount variety store. Family Dollar Store's initial lease term expired during December 31, 1994, with six (6) five-year options; Rite Aid Drug's initial lease term expired May 25, 1995, with four (4) five-year options. Each tenant has exercised its first option for a period of five (5) years. Family Dollar's annual base rent is $26,000; Rite Aid's $48,067.50.

The Partnership, under the terms of the Shopping Center leases and options, is entitled to receive as additional rental, subject to certain offsets, percentage rental participation of two percent (2%) to two and one-half percent (2.5%) of annual gross sales, above certain sales levels.

The Shopping Center is directly across the highway from the Winn Dixie Shopping Center which contains two department stores similar to the Family Dollar and Rite Aid Drug. There are retail shopping areas in Helens, .5 miles to the west and in McRae .3 miles east, which contain two drug stores. These retail establishments compete with the establishments which are lessees of the McRae Square Shopping Center.

Rental income for the Shopping Center was $78,396, $87,568 and $67,126 for 1995, 1994, and 1993, respectively. Operating expenses for the same years were $43,177 $ 42,992 and $48,387 respectively. The rental income increase for 1994 reflected collection of $14,376 from Rite Aid for reimbursement of their share of real estate taxes and general insurance for previous years.

As of December 31, 1995 the Shopping Center is 100% occupied.

The Partnership paid to, in prior years, an affiliate of the General Partner an acquisition fee of $44,000 for its efforts in the negotiation, execution and purchase of the Shopping Center.

The property was unencumbered as of December 31, 1995.

TANQUE VERDE SELF STORAGE

On March 31, 1987, the Partnership acquired the Tanque Verde/Kolb Self Storage facility (the "Property") in Tucson, Arizona. The original purchase price of the Property was $1,945,000 plus legal, title, and recording fees of $17,140. Of the original purchase price, $194,031 was allocated to land and $1,768,109 to the building, based upon an independent appraisal. The Property is located on a parcel of land comprising approximately 60,209 square feet, which consists of approximately 43,200 square feet of self-storage facilities, approximately 950 square feet of office/residence space, and approximately 16,059 square feet of non-rentable space. The Property was completed in December 1984, and commenced operations during that month. There are 875 self-storage units within the Property. One hundred twenty-eight (14.6%) are 4'x5'x9' units, 110 (12.6%) are 3'x4' units and 90 (10.3%) are 5'x12' units. The remainder of the units vary in size from 4'x4' to 11'x18'.

Monthly rents vary from $15.00 to $166.00 per unit. The Property is over 90% occupied.

There are four self-storage facilities in the eastern Tucson, Arizona area which are in direct competition with the Property. They currently have occupancy ranges of approximately 90% to 95%, with rents substantially similar to the those charged by the Partnership.

The Property has a $1,000,000 note payable which is collateralized by the Property's real and personal property. The note calls for interest adjusted semi-annually to 3.5% above the coupon rate with a maximum rate of 16.65% and minimum of 9.66%. Monthly principal and interest payments of $8,528 are due until the interest rate is adjusted then the monthly installment will be adjusted accordingly. The entire unpaid balance is due September 1999. The outstanding balance on this note at December 31, 1995 was $951,603.

Rental income from the Property was $374,824, $354,097 and $333,723 for 1995, 1994, and 1993, respectively. Operating expenses for the same years were $324,237, $373,034 and $373,176, respectively. Rental income increased based on rental rate increases in July of 1995; while, expenses increased due to an increase in real estate tax assessment and replacement of the cooling units at the facility.

The Partnership paid, in prior years, an affiliate of the General Partner an acquisition fee of $144,900 for its efforts in negotiations and purchase of the facility.

ATHENS SELF STORAGE

On May 23, 1988, the Partnership purchased a self-storage facility ("Athens Self Storage") in Athens, Georgia for a purchase price of $1,132,974. Of the original purchase price, $862,974 was allocated to the building and $270,000 was allocated to the land. The Athens Self Storage is comprised of a 3.4 acre parcel of land and mini storage warehouse, which is a 31,630 square foot storage facility. The property was subject to a first mortgage for $643,872 and the mortgage was paid in full in 1989.

During 1990, the Partnership signed a $575,000 note payable to obtain funds to assist in expanding the Athens facility. In connection with this note, the Partnership acquired additional land for approximately $73,000. The note requires monthly principal and interest installments of $6,717 through November 1995, at which time the interest will adjust to prime plus 1.5% and monthly principal and interest payments will be based on a ten year amortization period. The remaining balance of the note becomes due November 2000. The note contains restrictions which, among other things, require maintenance of certain financial ratios and the subordination of distributions to the terms and conditions of the note.


Occupancy rates were over 90% and rental income from Athens Self Storage was $ 175,319, $231,611 and $213,529 for 1995, 1994 and 1993, respectively. Operating expenses for the same years were $169,036, $250,694 and $292,005 respectively.

The Athens Self Storage was exchanged for a larger storage facility in Tucson, Arizona on November 3, 1995 at a difference of $535,000. The exchange property, known as Capitol Self Storage, was acquired with a debt of $1,250,000 payable in monthly installments of principle and interest of $10,490 at nine percent (9%)annually, amortized over a twenty-five (25) year period with a ten (10) year balloon payment.

CAPITOL SELF STORAGE

On November 3, 1995, the Partnership exchanged Athens Self Storage for Capitol Self Storage, a 43,890 square foot storage facility on 1.5 acres in Tucson, Arizona. The purchase price was $1,925,000 and consists of 471 storage units and 43 parking spaces. The storage buildings are built of block with metal roofs, with perimeter fencing and electronic gates with touch pads. The driveway areas are of both asphalt and concrete. The managers are a husband and wife who reside at the apartment on site.

The facility, built in 1984 has maintained an occupancy of 85% to 95% over the past three years, as have the four area facilities which are in direct competition with Capitol. Partnership rate ranges are similar to those of the competing facilities. Located on a main east-west thoroughfare with a traffic count of 30,000 per day, the facility attracts customers from a heavy concentration of apartments in the area, winter visitors and a military base.

The property was held as collateral for a mortgage of $1,250,000 outstanding as of December 31, 1995.

PAN AMERICAN OFFICE BUILDING

On December 29, 1988, the Partnership purchased a 16,315 square foot office building on a 1.39 acre tract of land (the "Pan Am Plaza") in Edinburgh, Texas for a purchase price of $600,067. The Pan Am Plaza is fully occupied by the Department of Human Resources of the State of Texas on a five year noncancellable lease with annual increases. The lease was renewed in August of 1993 for a five-year period and also contains options for future renewal.

Rental revenue for the Pan Am Plaza was $82,446, $81,906 and $87,452 for 1995, 1994 and 1993, respectively. Operating expenses for the same years were $65,793, $54,097 and $147,230 respectively. The increase in operating expenses in 1993 was due primarily to the allocation of accrued property taxes and insurance to the lessor and repairs and improvements made for lease renewal.

The property was held as collateral for a mortgage of $335,819 outstanding as of December 31, 1995, which the partnership assumed in 1995. The Partnership holds as collateral against said mortgage a collateral interest in a mortgage note in the amount of $346,000 against a Krogers in Atlanta, Georgia.

THE RAX/HONEY BAKED HAM IN LOUISIANA

On December 29, 1988, the Partnership purchased land and a 3,500 square foot building in Gretna, Louisiana for a purchase price of $600,000. The building's cost basis is $455,077 (including improvements totaling $5,077 made subsequent to acquisition) and the land cost is $150,000. During 1991, The Original Honey Baked Ham Co. of Georgia signed a three year lease providing for monthly payments of $3,000. On July 30, 1993 The Original Honey Baked Ham Co. of Georgia signed a First Amendment to the Lease adding an additional option period of two years commencing on January 1, 1994 and ending on December 31, 1995 for $36,000 per year. The amendment also provides the lessee with three options to extend the lease for additional five year terms, which the tenant did not exercise in for 1996. However, the tenant did extend the lease for a one-year period at the same rate commencing January 1, 1996 and ending December 31, 1996. The former tenant, Rax Restaurants, defaulted on its lease agreement in 1990.

Rental revenue for this property was $36,150 $38,112 and $36,000 for 1995, 1994 and 1993, respectively. Operating expenses for the same years were $30,897, $21,111 and $22,168, respectively.

The property was not held as collateral for any mortgages outstanding as of December 31, 1995.

WENDY'S RESTAURANT IN BUFORD, GA

On December 17, 1987, the Partnership acquired a building in Buford, Georgia for $513,749. The building was not completed until 1988. The building is occupied by a Wendy's Restaurant franchise with a twenty year lease term expiring in 2008. The lease also provides four options to extend the lease for 5 year periods each.

On September 10, 1993 the Partnership sold the land and building related to Wendy's in Buford, Georgia for $552,843 resulting in a gain on sale of $84,715.

ORACLE OFFICE PLAZA IN TUCSON, ARIZONA

On November 29, 1993 the Partnership acquired a 50% undivided preferential interest in an office building ("Oracle") in Tucson, Arizona for $300,000.

The Partnership's investment is accounted for on the equity method. The Partnership is entitled to an annual return of 10% of its original investment. If the available net cash flow from the property is insufficient to pay the preferred return, 5600 N. Oracle Group, LLC ("5600"), the holder of the remaining undivided 50% interest, must contribute additional capital to pay the remainder. In the event the net cash flow exceeds the preferred return, the excess will be distributed first to "5600" until they have received distributions equal to the Partnership's preferred return and thereafter in accordance with the ownership percentages.

Operation deficits, if any, will be funded by "5600" during the ownership of the property. A preferred return of $44,715, which is collected in a monthly payment of $2,500, was received in 1995.

The property incorporates three separate buildings, consisting of 6,800, 12,000 and 6,000 square feet, comprising approximately 2 acres located in the northwest region of Tucson, Arizona.

The Property was held as collateral for an underlying mortgage of $884,436, outstanding as of December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS

None



ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not solicit proxies and the Directors/Officers, as previously reported to the Commission, was re-elected in its entirety.



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

There has not been a public market and it is not anticipated that a public market for Limited Partnership Interests will develop.

As of December 31, 1995 the number of holders of record of Limited Partnership Interests of the Registrant was 741.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected operations data with respect to the Partnership for each of the five years in the period ended December 31, 1995:




                                              For the Years Ending December 31,
                                      1995           1994            1993            1992            1991
=============================================================================================================
TOTAL RENTAL REVENUES           $   755,653     $   793,294     $   785,080     $   784,936     $   755,891
-------------------------------------------------------------------------------------------------------------
RENTAL REVENUES LESS
   RENTAL OPERATING EXPENSES         98,439         159,947          65,779         (66,381)         17,710
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME                      44,629           3,741           7,143            --              --
-------------------------------------------------------------------------------------------------------------
ADMINISTRATION EXPENSES             100,347          45,651          42,125          26,590          43,848
-------------------------------------------------------------------------------------------------------------
ABORTED PROJECTS                       --              --              --              --              --
-------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  (237,018)        (46,799)       (105,083)       (130,407)        (62,743)
-------------------------------------------------------------------------------------------------------------
NET INCOME(LOSS)PER                  (19.86)          (3.92)          (8.81)         (10.93)          (5.26)
  LIMITED PARTNER
  UNITS
-------------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO                     41,762         125,286          41,762         119,320         193,418
  LIMITED PARTNERS
-------------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO
  LIMITED PARTNERS
  PER LIMITED
  PARTNER UNIT                         3.50           10.50            3.50           10.00           16.21
-------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE
  NUMBER OF LIMITED
  PARTNER UNITS                      11,932          11,932          11,932          11,932          11,932
-------------------------------------------------------------------------------------------------------------
INVESTMENT PROPERTIES             4,681,517       4,212,531       4,405,677       5,103,654       5,291,151
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                      5,638,286       4,812,790       5,073,511       5,257,950       5,522,460
-------------------------------------------------------------------------------------------------------------
LONG-TERM
  OBLIGATIONS                     2,537,422       1,464,792       1,494,373       1,522,904       1,547,317
-------------------------------------------------------------------------------------------------------------
NUMBER OF PROPERTIES
  OWNED                                   6               6               6               6               6
-------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A real estate limited partnership passes through four phases during its life cycle. These phases are:

1.       Sale of limited partnership interests (equity-raising).
2. Acquisition of income producing property and property management.
3.       Management of acquired property.

4.  Sale of appreciated property.


The partnership is currently in the property management phase of its life cycle.



RESULTS OF OPERATIONS

The Partnership commenced its operations January 1, 1987 with the acquisition of McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. As of December 31, 1995, the Partnership has distributed $1,944,922 to the Limited Partners and $28,369 to the General Partner.

Rental revenues less rental operating expenses decreased $61,508 from fiscal 1994 to fiscal 1995. This was primarily due to rental decreases at the Athens property, as a result of competition with a newly built U-Haul facility; property tax adjustments at Honey Baked Ham; and, selling and acquisition expenses.

One rental property was sold and one rental property was purchased during 1995 resulting in an increase of $823,496 in rental property assets and an increase of $768,879 in notes payable. The remaining increase of $335,819 in notes payable is a result of assuming a mortgage on the Pan American Office Building for which a $297,138 note receivable exists.

It is anticipated the sale of Athens Self storage and the purchase of the Capitol Self Storage in a tax-free exchange will result in increased revenues for 1996.

Rental revenues less rental operating expenses increased $159,924 from fiscal 1993 to fiscal 1994. This was primarily due to rental increases at several of the properties and lower rental operating expenses at Pan Am Plaza.

Inflation has historically been a contributing factor to the increase in capital appreciation of income producing real estate and may continue to be a contributing factor in the future. The Partnership's intention is to own and operate the Properties for a period of five to ten years. At this time it is not possible to anticipate what the real estate market and capital appreciation will be in the future. Currently, the properties are generating sufficient cash flow to cover their own cash operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Partnership and distributions to Limited Partners should remain constant during 1996 due to the proceeds of the offering remaining invested in the income producing real properties and most of the cash flow from the properties being distributed every quarter to the Limited Partners. In 1993 a decline in cash flow was experienced due to improvement requirements for lease renewal at Pan American Plaza and continuing legal bills on the Athens dispute. In 1995 a decline in cash flow was experienced due to an increase in interest payments, property tax assessments, amortization and professional services as a result of exchanging Athens Self Storage for Capitol Self Storage, in addition to assuming the mortgage on Pan American Plaza. Payroll, general and administrative expenses also increase in 1995. It is anticipated that distributions to the Limited Partners in 1996 will be greater in comparison to those of 1995, since the exchange expenses will not be recurring; however, the time and amount of distributions is at the sole subjective discretion of the General Partner.

The liquidity of the Partnership relies almost entirely on the financial market fluctuation and availability of funds with regard to lending and investing in commercial property. Funds appear to be coming more available and therefore may provide liquidity in 1996 or 1997 which the Partnership has not experienced in previous years.

The Partnership feels that they have adequate cash reserves to meet working capital requirements as they arise.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Auditors and the financial statements as set forth on pages F-1 to F-19 are hereby incorporated herein.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Partnership changed accountants to HEIN + Associates LLP from BDO Seidman, with no disagreement, on January 10, 1996. The form 8-K was filed with the Securities and Exchange Commission on January 11, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)Neither the Registrant nor W & C Income Company Ltd., its General Partner, has a Board of Directors.

(b,c,d,&e)The General Partner of the Registrant is W&C Income Company, Ltd., a California Limited Partnership.

W & C INCOME COMPANY, LTD: a California Limited Partnership, does not have an operations history; however, the resources from Whitehall Capital Investment Group, Inc. have been utilized by the Partnership.

JACK C. WEST: Mr. West, age 46, a Managing Member, has been a private investor since 1988. From 1986 to 1988, Mr. West was President and Director of Whitehall Capital Corporation. Before that time Mr. West was Senior Vice President/National Marketing Director as well as director of the Whitehall Capital Corporation's Irvine, California offices, in charge of the company's marketing programs. Prior to joining Whitehall Capital Corporation in 1982, he was active from 1977 until 1982 as a Senior Account Manager-portfolio management with First National Corporation, an asset portfolio management corporation.


WHITEHALL CAPITAL INVESTMENT GROUP: The corporation has an interest in over $500 million of income producing real estate projects. Whitehall Capital Investment Group's investment portfolio includes an interest in over 100 major credit tenant commercial projects located primarily throughout the Sun Belt
States.

(f)No Managing Members of the General Partner were involved with legal proceedings.

(g)There were no transactions with promoters or control persons.


ITEM 11. EXECUTIVE COMPENSATION

(a,b,c, & d)The Registrant has not paid and does not propose to pay any compensation or retirement benefits to members of the General Partner.

(e)There were no termination of employment or change of control arrangements with members of the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

(b)W & C Income Company, Ltd. and its members own as a group or individually, 1% of the Limited Partnership Interests of the Registrant.

(c)There were no changes in control or arrangements for changes in control.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information respecting certain relationships and related transactions is incorporated herein by reference to and is set forth in Note 5 of Notes to the Financial Statements on page F-14 of this Form 10-K.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements:
                  (1) The index to the Financial Statements is included on
                      F-1 of this report.
                  (2) Financial Statement Schedules - F-17 through F-19.

         (b)      Reports on Form 8-K:
                  The Registrant did not file any Form 8-K reports during the fiscal year ended December 31, 1995.

         (c)      Exhibits required by Item 601 of Regulation S-K:
                  The Registrant does not have any exhibits attached to
                                   Form 10-K.



         (d)      Financial Statement Schedules required by Regulation S-X:
                  All required information is included in the financial
                                    statements or notes thereto.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Whitehall Income Fund - 86, A California Limited Partnership
                                  (Registrant)

                          By W & C Income Company, Ltd.
                        General Partner of the Registrant





Date:   3/7/96                              By: /s/ Jack C.  West
      -----------------                       _______________________
                                                 Jack C. West
                                                 Managing Member

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                    PAGE
                                                                                                                    ----
INDEPENDENT AUDITOR'S REPORT - HEIN + ASSOCIATES LLP.................................................................F-2

INDEPENDENT AUDITOR'S REPORT - BDO SEIDMAN...........................................................................F-3

BALANCE SHEETS - December 31, 1995 and 1994..........................................................................F-4

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1995, 1994 and 1993......................................F-5

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) - For the Years Ended December 31, 1995,
         1994 and 1993...............................................................................................F-6

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1995, 1994 and 1993......................................F-7

NOTES TO FINANCIAL STATEMENTS........................................................................................F-8

FINANCIAL STATEMENT SCHEDULES:

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION ............................................................F-17

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE.........................................................................F-19

                          INDEPENDENT AUDITOR'S REPORT








The Partners
Whitehall Income Fund - 86
(A California limited partnership)
Tucson, Arizona


We have audited the accompanying balance sheet of Whitehall Income Fund - 86 (a California limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Income Fund - 86 (a California limited partnership) at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit referred to above included an audit of the financial statement schedules listed under Item 14(a)(2). In our opinion, these financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.




HEIN + ASSOCIATES LLP
Orange, California
March 7, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Whitehall Income Fund - 86
(A California limited partnership)
Tucson, Arizona

We have audited the accompanying balance sheet of Whitehall Income Fund - 86 (a California limited partnership) as of December 31, 1994 and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Income Fund - 86 (a California limited partnership) at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                                BDO Siedman, LLP

March 3, 1995

                           Whitehall Income Fund - 86
                       (A California limited partnership)

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS



                                                                       DECEMBER 31,
                                                                   1995           1994
                                                                ----------     ----------
                                     ASSETS

    Rental properties, net of accumulated depreciation          $4,681,517     $4,212,531
    Cash and cash equivalents                                      392,168        321,490
    Investment in office building                                  193,132        234,646
    Accounts receivable                                             12,252           --
    Note receivable                                                297,138           --
    Organization and loan closing costs, net of accumulated
    amortization of $36,010 and $66,579                             62,079         44,123
                                                                ----------     ----------
             Total assets                                       $5,638,286     $4,812,790
                                                                ==========     ==========

                        LIABILITIES AND PARTNERS' CAPITAL

    Notes payable                                               $2,537,422     $1,464,792
    Accounts payable                                                16,354          8,631
    Accrued property taxes                                          66,929         62,047
    Due to general partner                                          31,087         30,665
    Other liabilities                                               50,244         31,203
                                                                ----------     ----------
         Total liabilities                                       2,702,036      1,597,338

COMMITMENTS (Note 6)

PARTNERS' CAPITAL                                                2,936,250      3,215,452
                                                                ----------     ----------
                                                                $5,638,286     $4,812,790
                                                                ==========     ==========

              See accompanying notes to these financial statements.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         1995             1994              1993
                                                     -----------      -----------      -----------
REVENUES
    Rental                                           $   755,653      $   793,294      $   785,080
    Gain on sale of property                                --               --             84,715
    Share of net income of office building                 3,201             --               --
    Other income                                          46,581           16,324            5,061
                                                     -----------      -----------      -----------
         Total Revenues                                  805,435          809,618          874,856
                                                     -----------      -----------      -----------

EXPENSES
    Rental operating:
         Depreciation                                    171,912          193,146          229,850
         Payroll and related taxes                        58,858           60,539           55,453
         Interest                                        183,074          153,156          144,460
         Other rental operating expenses                  97,330           93,267           91,218
         Taxes other than payroll                        110,440           84,174          132,307
         Repairs and maintenance                          19,879           33,618           51,685
         Advertising                                      15,721           15,447           14,328
    Operating Expenses:
         General and administrative                      100,347           45,651           42,125
         Payroll and related taxes                       210,290          108,581          174,337
         Professional fees                                46,405           23,581           31,158
         Amortization                                     28,197           10,382           10,368
         Miscellaneous                                      --               --              2,171
    Share of net loss of office building                    --             34,875              479
                                                     -----------      -----------      -----------
Total expenses                                         1,042,453          856,417          979,939
                                                     -----------      -----------      -----------
Net Loss                                             $  (237,018)     $   (46,799)     $  (105,083)
                                                     ===========      ===========      ===========
Net loss per limited partner unit                    $    (19.86)     $     (3.92)     $     (8.81)
                                                     ===========      ===========      ===========
Distributions per limited partner unit               $      3.50      $     10.50      $      3.50
                                                     ===========      ===========      ===========
Weighted average number of limited partner units          11,932           11,932           11,932
                                                     ===========      ===========      ===========

              See accompanying notes to these financial statements.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                           General        Limited
                                           Partner        Partners          Total
                                           -------        --------          -----
BALANCE (DEFICIT), January 1, 1993       $  (33,582)     $3,569,652      $3,536,070
        Net loss for 1993                    (1,051)       (104,032)       (105,083)
        Capital distributions                  (422)        (41,762)        (42,184)
                                         ----------      ----------      ----------
BALANCE (DEFICIT), December 31, 1993        (35,055)      3,423,858       3,388,803
        Net loss for 1994                      (468)        (46,331)        (46,799)
        Capital distributions                (1,266)       (125,286)       (126,552)
                                         ----------      ----------      ----------
BALANCE (DEFICIT), December 31, 1994        (36,789)      3,252,241       3,215,452
        Net loss for 1995                    (2,370)       (234,648)       (237,018)
        Capital Distributions                  (422)        (41,762)        (42,184)
                                         ----------      ----------      ----------
BALANCE (DEFICIT), December 31, 1995     $  (39,581)     $2,975,831      $2,936,250
                                         ==========      ==========      ==========

              See accompanying notes to these financial statements.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                  1995           1994          1993
                                                               ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(237,018)     $ (46,799)     $(105,083)
    Adjustments to reconcile net loss to cash provided by
         operating activities:
             Depreciation and amortization                       202,448        203,528        240,218
             Share of net (income) loss of office building        (3,201)        34,875            479
             Gain on sale of rental property                        --             --          (84,715)
             Changes in assets and liabilities:
                 Accounts receivable                             (12,252)          --             --
                 Accounts payable                                  7,723         (4,807)       (29,313)
                 Accrued property taxes                            4,882        (18,602)        55,441
                 Due to general partner                              422        (36,864)       (24,066)
                 Other liabilities                                19,041          2,484        (10,703)
                                                               ---------      ---------      ---------
         Net cash provided by (used in)
             operating activities                                (17,955)       133,815         42,258
                                                               ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for organization and loan closing costs             (46,152)          --             --
    Proceeds from sale of rental property                        160,363           --          552,843
    Distribution from/investment in office building               41,514         30,000       (300,000)
                                                               ---------      ---------      ---------
         Net cash provided by investing activities               155,725         30,000        252,843
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                    (42,184)      (126,552)       (42,184)
    Repayments of notes payable                                  (24,908)       (29,581)       (28,531)
                                                               ---------      ---------      ---------
         Net cash used in financing activities                   (67,092)      (156,133)       (70,715)
                                                               ---------      ---------      ---------
NET INCREASE IN CASH                                              70,678          7,682        224,386

CASH AND CASH EQUIVALENTS,
         beginning of year                                       321,490        313,808         89,422
                                                               ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                       $ 392,168      $ 321,490      $ 313,808
                                                               =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:
             Cash paid for interest                            $ 183,000      $ 153,000      $ 143,000
                                                               =========      =========      =========
NON-CASH ACTIVITY:
    Financing of note payable with a note receivable           $ 337,035      $    --        $    --
                                                               =========      =========      =========
    Exchange of property and notes payable, net                $ 595,962      $    --        $    --
                                                               =========      =========      =========

              See accompanying notes to these financial statements.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF ACCOUNTING POLICES:

     Nature of Business - Whitehall Income Fund - 86 (the "Partnership") was organized in the State of California on December 15, 1985 for the purpose of investing in, holding, developing and managing income producing properties.

     Allocations and Distributions - Generally, net losses are allocated 1% to W&C Income Company, Ltd. (the "General Partner") and 99% to the Limited Partners. Net income is allocated in the same proportion as net losses until all such losses have been recaptured, and then in proportion to distributions of cash from operations until the partners' capital accounts equal their original invested capital. Finally, the remaining net income is allocated 15% to the General Partner and 85% to the Limited Partners.

     Distributions of cash from operations, as defined, are divided 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received their priority return. The Limited Partners are entitled to a cumulative noncompounded return on adjusted invested capital, as defined in the Partnership Agreement, of 7% in 1986, 8% in 1987, and 9% in 1988, and 10% per annum thereafter. Thereafter, distributions are divided 5% to the General Partner and 95% to the Limited Partners. As of December 31, 1994 the Limited Partners had not received their full cumulative priority return.

     Fees - The General Partner provides property management and leasing services to the Partnership and is compensated at 5% of the gross receipts from the properties (see Note 7). The General Partner is also entitled to a partnership management fee of 5% of all distributions of cash from operations after the Limited Partners have received their priority return. During the years ended December 31, 1995, 1994 and 1993, the partnership management fees were waived by the General Partner.

     The Partnership reimburses the General Partner for a portion of payroll, relating to an in-house legal counsel and a managing agent, and certain general and administrative expenses (see Note 7).

     Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     Rental Properties - Rental properties and improvements are recorded at cost. The Partnership capitalizes and depreciates all buildings used for investment income over thirty-one to thirty-nine years, the estimated useful life of the property, using an accelerated method for financial reporting purposes. Depreciation of improvements is calculated using the same accelerated method over the estimated useful lives (ranging from 5 to 10 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



     any gains or losses are reflected in current operations.

     Investment in Office Building - The Partnership owns a fifty percent undivided preferential interest in an office building in Tucson, Arizona. The Partnership's investment is accounted for on the equity method. Accordingly, the Partnership's share of earnings or losses are included in the accompanying financial statements.

     Net Loss Per Limited Partner Unit - Net loss per limited partner unit has been computed for each fiscal year on the basis of the weighted average number of limited partner units outstanding.

     Amortization - Organization costs of the Partnership are capitalized and amortized over five years using the straight line method. Loan closing costs are amortized over the lives of the loans using the straight line method.

     Income Taxes and Other - The activity of the Partnership is included in the respective tax returns of the partners and no income taxes are provided or imposed at the Partnership level. This report does not give effect to any assets that the partners may have outside their interests in the Partnership, nor to any obligations, including income taxes, of the partners.

     Use of Estimates - The preparation of the Partnership's consolidated financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit.

     Reclassifications - Certain reclassifications were made to the 1994 and 1993 financial statements in order to conform to the 1995 presentation. Such reclassifications had no effect on the net loss previously reported.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



2.   RENTAL PROPERTIES:

     The Partnership currently owns five rental properties. During 1995, the Partnership exchanged Athens Self Storage for Capitol Self Storage in a tax-free transaction. Capitol Self Storage and its related note payable (Note 5) were recorded at the net carrying value of Athens Self Storage at the time of transfer. No gain or loss was recognized. One rental property was sold in 1993.

     Below is a summary of the properties' cost and related depreciation as of December 31, 1995, 1994 and 1993, and revenue and related expenses, consisting of rental, depreciation and interest, for the years ended December 31, 1995, 1994, and 1993:

1995

                                                                                             Honey
                                                   Tanque                       Pan          Baked                    Wendy's
                                      McRae         Verde        Athens       American        Ham         Capitol       in
                                    Shopping        Self          Self         Office         in            Self      Bufords,
                        Total        Center        Storage       Storage      Building     Louisiana       Storage    Georgia
                        -----        ------        -------       -------      --------     ---------       -------    -------
Buildings and
  Improvements      $ 5,160,411     $ 734,611     $1,921,240     $   -        $437,218     $ 455,072     $1,612,270     $ -

Accumulated
  Depreciation       (1,172,842)     (208,287)      (755,375)        -         (97,746)     (104,544)        (6,890)      -

Land                    693,948        59,229        209,031         -         162,850       150,000        112,838       -
                    -----------     ---------     ----------     --------     --------     ---------     ----------     ---
Net Property        $ 4,681,517     $ 585,553     $1,374,896     $   -        $502,322     $ 500,528     $1,718,218     $ -
                    ===========     =========     ==========     ========     ========     =========     ==========     ===
Rental
  Revenue           $   755,653     $  78,396     $  374,824     $175,319     $ 82,446     $  36,150     $    8,518     $ -

Expenses                657,214        43,177        324,237      169,036       65,793        30,897         24,074       -
                    -----------     ---------     ----------     --------     --------     ---------     ----------     ---
                    $    98,439     $  35,219     $   50,587     $  6,283     $ 16,653     $   5,253     $  (15,556)    $ -
                    ===========     =========     ==========     ========     ========     =========     ==========     ===

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1994

                                                                                                 Honey
                                                  Tanque                           Pan           Baked                   Wendy's
                                    McRae          Verde          Athens         American         Ham        Capitol       in
                                   Shopping        Self            Self           Office          in          Self       Buford,
                    Total           Center        Storage         Storage        Building      Louisiana     Storage     Georgia
                    -----           ------        -------         -------        --------      ---------     -------     -------
Buildings and
  Improvements   $ 4,747,190      $ 734,611      $1,913,334      $1,206,951      $437,217      $455,077      $ -         $ -

Accumulated
  Depreciation    (1,458,899)      (184,966)       (687,015)       (413,247)      (83,866)      (89,805)       -           -

Land                 924,240         59,229         209,031         343,130       162,850       150,000        -           -
                 -----------      ---------      ----------      ----------      --------      --------      ---         ---
Net Property     $ 4,212,531      $ 608,874      $1,435,350      $1,136,834      $516,201      $515,272      $ -         $ -
                 ===========      =========      ==========      ==========      ========      ========      ===         ===
Rental
  Revenue        $   793,294      $  87,568      $  354,097      $  231,611      $ 81,906      $ 38,112      $ -         $ -

Expenses             633,347         42,992         308,513         206,634        54,097        21,111        -           -
                 -----------      ---------      ----------      ----------      --------      --------      ---         ---
                 $   159,947      $  44,576      $   45,584      $   24,977      $ 27,809      $ 17,001      $ -         $ -
                 ===========      =========      ==========      ==========      ========      ========      ===         ===



1993

                                                                                                 Honey
                                                  Tanque                           Pan           Baked                   Wendy's
                                    McRae          Verde          Athens         American         Ham        Capitol       in
                                   Shopping        Self            Self           Office          in          Self       Buford,
                    Total           Center        Storage         Storage        Building      Louisiana     Storage     Georgia
                    -----           ------        -------         -------        --------      ---------     -------     -------
Buildings and
  Improvements   $ 4,747,190      $ 734,611      $1,913,334      $1,206,951      $437,217      $455,077      $ -         $  -

Accumulated
  Depreciation    (1,265,753)      (161,645)       (618,996)       (340,240)      (69,986)      (74,886)       -            -

Land                 924,240         59,229         209,031         343,130       162,850       150,000        -            -
                 -----------      ---------      ----------      ----------      --------      --------      ---         -------
Net Property     $ 4,405,677      $ 632,195      $1,503,369      $1,209,841      $530,081      $530,191      $ -         $  -
                 ===========      =========      ==========      ==========      ========      ========      ==          =======

Rental
  Revenue        $   785,080      $  67,126      $  333,723      $  213,529      $ 87,452      $ 36,000      $ -         $47,250

Expenses             719,301         48,387         294,428         196,416       147,230        22,168        -          10,672
                 -----------      ---------      ----------      ----------      --------      --------      ---         -------
                 $    65,779      $  18,739      $   39,295      $   17,113      $(59,778)     $ 13,832      $ -         $36,578
                 ===========      =========      ==========      ==========      ========      ========      ==          =======

     During 1995, one tenant accounted for approximately 11% of rental revenue. During 1994 and 1993, one tenant accounted for approximately 10% of rental revenue.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



3.   INVESTMENT IN OFFICE BUILDING:

     On November 29, 1993 the Partnership acquired a 50% undivided preferential interest in an office building ("Oracle") in Tucson, Arizona for $300,000.

     The Partnership is entitled to an annual preferred return of 10% of its original investment. If the available net cash flow from the property is insufficient to pay the preferred return, 5600 N. Oracle Group, L. L. C. ("5600"), the holder of the remaining undivided 50% interest, must contribute additional capital to fund any remaining unpaid preferred return. In the event the Property's net cash flow exceeds the preferred return, the excess will be distributed first to 5600 until they have received distributions equal to the Partnership's preferred return and thereafter in accordance with ownership percentages.

     5600 acquired the building with a non-interest bearing note due to the seller, totaling $1,000,000 and cash of $300,000. The present value of the note was approximately $752,000 at an interest rate of 9.59%. The basis of the building, including land, and the note were originally recorded at $1,052,000 and $752,000, respectively. The note is collateralized by the building.

     5600 is responsible for funding any debt service payments or operating deficits if the cash flow from the operations of the office building is not sufficient. The Partnership may elect to pay debt service payments or operating deficits if 5600 fails to provide the funding. As compensation for any payments, the Partnership can either attempt to recover any payments from 5600 or apply the amount of payments as additional preferential contributions which will bear interest at 20% per annum.

     The Partnership received $44,715 and $30,000 in preferred and excess distributions during 1995 and 1994, respectively. The Partnership did not pay any debt service payments or operating deficits for 1995 and 1994 because these amounts were disbursed from the building's cash flow.

     The investment in Oracle as of December 31, 1995, accounted for under the equity method, is summarized as follows:

     Purchase of 50% undivided preferential interest           $    300,000
     Preference distributions                                       (74,715)
     Cumulative share of net loss                                   (32,153)
                                                               ------------
     Investment in Office Building                             $    193,132
                                                               ============

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



     The condensed statement of operations of Oracle for 1995, 1994 and 1993 are presented below:

                                                            1995             1994           1993
                                                            ----             ----           ----
     Revenues                                             $205,362         $116,836        $7,166
     Expenses                                              198,960          186,586         8,124
                                                          --------         --------        ------
     Net income (loss)                                    $  6,402         $(69,750)       $ (958)
                                                          ========         ========        ======
     Partnership's share of net income (loss)             $  3,201         $(34,875)       $ (479)
                                                          ========         ========        ======


     A condensed balance sheet of the Oracle has not been provided due to the inmateriality of the Company's 50% undivided interest in the office building.


4.   NOTE RECEIVABLE:

     Prior to 1995, one of the properties of the Partnership was held as collateral for a note payable of the original owner. During 1995, the Partnership assumed this note payable in exchange for a note receivable from the original note holder with a December 31, 1995 balance of $297,138. Interest payments of 5.871% are due monthly with the entire principal amount to be received July 1997.


5.   NOTES PAYABLE:

     Notes payable consisted of:

                                                                               1995                 1994
                                                                               ----                 ----
     $1,250,000 non-recourse note payable to bank with interest at 9% through February 2006; principal and interest payable in monthly installments of $10,490 through February 2006,
     at which time the remaining balance becomes due;
     collateralized by Capitol real and personal property                    $1,250,000           $     -

     $1,000,000 non-recourse note payable to bank with interest adjusted semi-annually to 3.5% above the coupon rate with
     a 16.65% maximum and 9.66% minimum rate, 9.66% at
     December 31, 1995; principal and interest payable monthly
     with the unpaid balance due September 1999; collateralized
     by Tanque Verde real and personal property                                 951,603            961,300

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



     $575,000 recourse note payable to bank with interest at
     11.5% through November 1995 and prime plus 1.5%
     thereafter through November 2000; principal and interest
     payable in monthly installments of $6,717 collateralized
     by Athens real and personal property; settled through the
     sale of Athens during 1995                                                        -           503,492

     $337,035 note payable to life insurance company with
     interest at 9% through August 2000; principal and
     interest due in monthly installments of $2,828 through
     August 2000, at which time the remaining balance
     becomes due; collateralized by Pan American real property
                                                                                335,819                  -
                                                                             ----------          ----------
                                                                             $2,537,422          $1,464,792
                                                                             ==========          ==========


     Future maturities of notes payable are as follows:


                           Year                              Amount
                           ----                              ------
                           1996                         $   27,498
                           1997                             31,366
                           1998                             34,394
                           1999                            938,711
                           2000                            337,815
                           Thereafter                    1,167,638
                                                        ----------
                                                        $2,537,422
                                                        ==========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



6.  LEASES:

    Future minimum lease payments to be received on non-cancelable leases for each of the next five years and thereafter are as follows:

                           Year                        Amount
                           ----                        ------
                           1996                       $192,870
                           1997                        156,870
                           1998                        129,247
                           1999                         74,000
                           2000                         20,028
                           Thereafter                        -
                                                      --------
                                                      $573,015
                                                      ========


7.    RELATED PARTY TRANSACTIONS:

      At December 31, 1995 and 1994, the General Partner was owed $17,767 and $17,347, respectively, for distributions of cash from operations, as defined in the partnership agreement.

      During 1995, one of the general partners sold its interest in the Partnership. At both December 31, 1995 and 1994, the Partnership owed $13,318 for various general and administrative expenses paid by this former General Partner. In 1995, 1994 and 1993 the Partnership was charged property management and leasing fees of $42,230, $40,069 and $40,539 by an affiliate of the former General Partner. In 1995, 1994 and 1993, the Partnership incurred payroll expenses relating to certain of the former General Partner's employees and other administrative expenses totaling $275,125, $216,612, and $215,130, respectively. Additionally during 1995, costs related to the exchange of Capitol Self Storage for Athens Self Storage of $46,152 were paid to the former General Partner and capitalized by the Partnership as organization costs. In years prior to 1992, the former General Partner did not allocate or charge all of these expenses to the Partnership. Payroll expenses for the year ended December 31, 1993 includes the salaries of certain employees incurred by the former General Partner during 1991, 1990 and 1989 and reimbursed during 1993, to the former General Partner. The former General Partner believes that all of the expenses allocable, under the Partnership Agreement, had not been charged to the Partnership for 1991, 1990 and 1989 and has exercised its right to charge these expenses to the Partnership in 1993. Certain amounts of the administrative expenses paid by the former General Partner are allocated to the Partnership based upon the former General Partner's estimates.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS




8.    FINANCIAL INSTRUMENTS

      Concentrations of Credit Risk

      Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

      Financial instruments that subject the Partnership to credit risk consist principally of accounts receivable, cash on deposit and lease receivables.

      At December 31, 1995, accounts receivable totaled $12,252 and the Partnership has not provided an allowance for doubtful accounts. Bad debts were immaterial for 1995, 1994, and 1993. The Partnership performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

      The Partnership periodically maintains cash balances in excess of FDIC insurance limits.

      Notes and lease receivables are described in Notes 2 and 6.

      The Partnership's properties are located in the states of Texas, Arizona, Georgia and Louisiana. A downturn in the economies in any of these states could have an adverse impact on the Partnership.

      Fair Value of Financial Instruments

      The estimated fair values on the Partnership financial instruments were determined by management using available market information and appropriate valuation methodologies. The estimates are not necessarily indicative of the amount the Partnership could realize in a current market exchange.

      At December 31, 1995, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity.

      The fair value of notes receivable and notes payable are based on estimated discounted cash flows. The fair value of these instruments approximates book value at December 31, 1995.

                           Whitehall INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                          Initial Cost to                Costs Capitalized                 Gross Amounts at which
                                             Company                  Subsequent to Acquisition          Carried at Close of Period
                        -----------------------------------------     -------------------------          --------------------------
                                                    Buildings and                   Carrying                  Buildings and
Description             Encumbrances     Land       Improvements      Improvements   Costs        Land        Improvements
-----------             ------------     ----       ------------      -----------    -------      ----        ------------
McRae Shopping
 Center                 $   -          $ 59,229     $  734,611        $   -            $ -        $ 59,229      $  734,611

Tanque Verde
 Self Storage              951,603      209,031      1,580,919         340,322           -         209,031       1,921,241

Pan American
 Office Building           335,819      162,850        437,217            -              -         162,850         437,217

Honey Baked Ham
 in Louisiana               -           150,000        450,000           5,072           -         150,000         455,072

Capitol Self Storage     1,250,000      112,838      1,612,270            -              -         112,838       1,612,270
                        ----------     --------     ----------        --------         ---        --------      ----------
                        $2,537,422     $693,948     $4,815,017        $345,394         $ -        $693,948      $5,160,411
                        ==========     ========     ==========        ========         ===        ========      ==========



                                                                                 Life on which
                                                                                depreciation in
                                                                                 latest income
                                     Accumulated     Date of        Date         statements in
Description               Total      Depreciation  Construction    Acquired        computed
-----------               -----      ------------  ------------    --------        --------
McRae Shopping
 Center                 $  793,840     $  208,287       1985          1986         31.5 years

Tanque Verde
 Self Storage            2,130,272        755,376       1984          1987         31.5 years

Pan American
 Office Building           600,067         97,746       1980          1988         31.5 years

Honey Baked Ham
 in Louisiana              605,072        104,543       1978          1988         31.5 years

Capitol Self Storage     1,725,108          6,890       1984          1995         39.0 years
                        ----------     ----------
                        $5,854,359     $1,172,842
                        ==========     ==========

                                  (continued)

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995
                                   (continued)



      The following shows the changes in the total amounts at which real estate was carried during the periods:

         Balance at January 1, 1993                             $ 6,185,176
              Cost of real estate sold                             (513,749)
                                                                -----------
         Balance at December 31, 1993                             5,671,427
              Changes during the period                                -
                                                                -----------
         Balance at December 31, 1994                             5,671,427
              Purchases                                           1,725,108
              Cost of real estate sold                           (1,542,176)
                                                                -----------
         Balance at December 31, 1995                           $ 5,854,359
                                                                ===========



The following shows changes in accumulated depreciation during the periods:

         Balance at January 1, 1993                             $1,081,525
              Depreciation during the period                       229,846
              Deductions for real estate sold                      (45,621)
                                                                ----------
         Balance at December 31, 1993                            1,265,750
              Depreciation during the period                       193,146
                                                                ----------
         Balance at December 31, 1994                            1,458,896
              Depreciation during the period                       171,879
              Deductions for real estate sold                     (457,933)
                                                                ----------
         Balance at December 31, 1995                           $1,172,842
                                                                ==========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1995

                                                                                                                  Principal
                                                                                                                  Amount of
                                                                                                                Loans Subject
                                                           Periodic                                 Carrying    to Delinquent
                            Interest    Final Maturity     Payment     Prior       Face Amount      Amount of   Principal or
    Description               Rate           Date           Terms      Liens      of Mortgages      Mortgages     Interest
    -----------               ----           ----           -----      -----      ------------      ---------     --------
Commercial loans:

 Capitol Self Storage          9%            2006          $10,490       -         $1,250,000     $1,250,000          -

 Tanque Verde Self
  Storage                9.66%-16.65%        1999          Various       -          1,000,000        951,603          -

 Pan American
  Office Building              9%            2000            2,828       -            337,035        335,819          -

      The following shows the changes in the carrying amounts of mortgage loans during the periods:

         Balance at January 1, 1993                   $1,522,904
              Collections of principal                   (28,531)
                                                      ----------
         Balance at December 31, 1993                  1,494,373
              Collections of principal                   (29,581)
                                                      ----------
         Balance at December 31, 1994                  1,464,792
              New mortgage loan                        1,587,035
              Collections of principal                   (24,908)
              Payoff old mortgage loan                  (489,497)
                                                      ----------
         Balance at December 31, 1995                 $2,537,422
                                                      ==========