Form 10-K
period 1996-12-31
WHITEHALL CAPITAL INCOME FUND 86
filed 1997-04-18
CIK 790027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended DECEMBER 31, 1996.

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from               to
                               -------------    -------------

           WHITEHALL INCOME FUND-86, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  California                         86-053325
     (State or other jurisdiction of               (IRS Employer
      incorporation or organization)            Identification No.)

6418 E. TANQUE VERDE, SUITE 105, TUCSON, AZ            85715
(Address of principal executive offices)             (zip code)

Registrant's telephone number, including area code (602) 750-0500


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

Yes X   No
   ---    ---

As of December 31, 1996, all shares of registrant's Limited Partnership interest were outstanding and held by non-affiliates (the officers, directors and general partner of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation).

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

ITEM 1. BUSINESS

GENERAL

Whitehall Income Fund-86 Limited (the "Registrant" or the "Partnership") is a limited partnership formed in 1985 under the Limited Partnership Act of the State of California to acquire, improve, operate and hold for investment income producing real property. The Partnership's purpose is to purchase Properties and to own and operate the Properties for a period of five to ten years. Currently, the Partnership employs approximately 9 individuals.

The Registrant has acquired two self storage facilities, a shopping center and two office buildings for a total cost of $5,876,388 as further described in
Item 2.

COMPETITION AND MARKET CONDITIONS

Occupancy rates and the Partnership's ability to maintain or increase rental rates are affected by numerous factors. These include seasonal demand and economic conditions. In seeking tenants, the Partnership relies on both internal and external sources for its properties. Long-term leases with established tenants for the Pan American Office Building and The Original Honey Baked Ham Store and McRae Square Shopping Center have provided steady rental rates and cash flow from operations. The self storage facilities, Capitol and Tanque Verde, continue to maintain occupancy levels exceeding 95% and 85%, respectively.

ITEM 2. PROPERTIES

The Registrant owns five income producing real properties as described below.

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

The Shopping Center's current tenants include Rite Aid Drug, the drugstore chain subsidiary of Rite Aid Corporation. Another major tenant is Family Dollar Stores, Inc., a discount variety store. Family Dollar Store's initial lease term expired during December 31, 1994, with six (6) five-year options; Rite Aid Drug's initial lease term expired May 25, 1995, with four (4) five-year options. Each tenant has exercised its first option for a period of five (5) years. Family Dollar's annual base rent is $26,000; Rite Aid's $48,067.50, with no change during the first option period.

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

Rental income for the Shopping Center was $79,886, $78,396 and $87,568 for 1996, 1995 and 1994, respectively. Operating expenses for the same years were $39,547, $43,177 and $42,992 respectively. The rental income increase for 1994 reflected collection of $14,376 from Rite Aid for reimbursement of their share of real estate taxes and general insurance for previous years.

As of December 31, 1996 the Shopping Center is 100% occupied.

The Partnership paid to, in prior years, an affiliate of the General Partner an acquisition fee of $44,000 for its efforts in the negotiation, execution and purchase of the Shopping Center.

The property was unencumbered as of December 31, 1996.

TANQUE VERDE SELF STORAGE

On March 31, 1987, the Partnership acquired the Tanque Verde/Kolb Self Storage facility (the "Property") in Tucson, Arizona. The original purchase price of the Property was $1,945,000 plus legal, title, and recording fees of $17,140. Of the original purchase price, $194,031 was allocated to land and $1,768,109 to the building, based upon an independent appraisal. The Property is located on a parcel of land comprising approximately 60,209 square feet, which consists of approximately 43,200 square feet of self storage facilities, approximately 950 square feet of office/residence space, and approximately 16,059 square feet of non-rentable space.

The Property was completed in December 1984, and commenced operations during that month. There are 875 self-storage units within the Property. One hundred twenty-eight (14.6%) are 4'x5'x9' units, 110 (12.6%) are 3'x4' units and 90 (10.3%) are 5'x12' units. The remainder of the units vary in size from 4'x4' to 11'x18'.

Monthly rents vary from $22.00 to $172.00 per unit. The Property is over 90% occupied.

There are four self-storage facilities in the eastern Tucson, Arizona area which are in direct competition with the Property. They currently have occupancy ranges of approximately 90% to 95%, with rents substantially similar to those charged by the Partnership.

The Property has a $1,000,000 note payable which is collateralized by the Property's real and personal property. The note calls for interest adjusted semi-annually to 3.5% above the coupon rate with a maximum rate of 16.65% and minimum of 9.66%. Monthly principal and interest payments of $8,528 are due until the interest rate is adjusted then the monthly installment will be adjusted accordingly. The entire unpaid balance is due September 1999. The outstanding balance on this note at December 31, 1996 was $940,714.

Rental income from the Property was $366,560, $374,824 and $354,097 for 1996, 1995 and 1994, respectively. Operating expenses for the same years were $306,377, $324,237 and $373,034, respectively. Rental income increased based on rental rate increases in July of 1995; while, expenses decreased due to no capital expenditures being required at the facility.

The Partnership paid, in prior years, an affiliate of the General Partner an acquisition fee of $144,900 for its efforts in negotiations and purchase of the facility.

CAPITOL SELF STORAGE

On December 19, 1995, the Partnership exchanged Athens Self Storage for Capitol Self Storage, a 43,890 square foot storage facility on 1.5 acres in Tucson, Arizona. The purchase price was $1,925,000 which was accounted for in a tax-free exchange whereby the land, building and improvements were recorded at $1,725,108. The property consists of 471 storage units and 43 parking spaces. The storage buildings are built of block with metal roofs, with perimeter fencing and electronic gates with touch pads. The driveway areas are of both asphalt and concrete. The managers are a husband and wife who reside at the apartment on site.

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

Occupancy rates were over 85% and rental income from Capitol Self Storage was $269,112 for 1996. Operating expenses for the same year were $259,841. Rental income and operating expenses for 1995 were immaterial.

The property is held as collateral for a mortgage of $1,250,000 with an outstanding balance of $1,237,265 as of December 31, 1996.

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

Rental revenue for the Pan Am Plaza was $83,064, $82,446 and $81,906 for 1996, 1995 and 1994, respectively. Operating expenses for the same years were $72,423, $65,793 and $54,097 respectively.

The property was held as collateral for a mortgage of $331,943 outstanding as of December 31, 1996, which the partnership assumed in 1995. The Partnership holds as collateral against said mortgage a collateral interest in a mortgage note in the amount of $346,000 against a Krogers in Atlanta, Georgia.

THE RAX/HONEY BAKED HAM IN LOUISIANA

On December 29, 1988, the Partnership purchased land and a 3,500 square foot building in Gretna, Louisiana for a purchase price of $600,000. The building's cost basis is $455,072 (including improvements totaling $5,072 made subsequent to acquisition) and the land cost is $150,000. During 1991, The Original Honey Baked Ham Co. of Georgia signed a three year lease providing for monthly payments of $3,000. On July 30, 1993, The Original Honey Baked Ham Co. of Georgia signed a First Amendment to the Lease adding an additional option period of two years commencing on January 1, 1994 and ending on December 31, 1995 for $36,000 per year. The amendment also provided the lessee with three options to extend the lease for additional five year terms, which the tenant did not exercise for 1996. However, the tenant did extend the lease for a one-year period at the same rate commencing January 1, 1996 and ending December 31, 1996. The lessee extended its lease for two years commencing January 1, 1997 and ending December 31, 1998 at an annual rental rate of $37,800.

Rental revenue for this property was $36,000, $36,150 and $38,112 for 1996, 1995 and 1994, respectively. Operating expenses for the same years were $18,628, $30,897 and $21,111, respectively.

The property was not held as collateral for any mortgages outstanding as of December 31, 1996.

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

During 1990, the Partnership signed a $575,000 note payable to obtain funds to assist in expanding the Athens facility. In connection with this note, the Partnership acquired additional land for approximately $73,000. The note required monthly principal and interest installments of $6,717 through November 1995, at which time the interest was adjusted to prime plus 1.5% and monthly principal and interest payments were based on a ten year amortization period. The remaining balance of the note was due November 2000.

Rental income from Athens Self Storage was $175,319 and $231,611 for 1995 and 1994, respectively. Operating expenses for the same years were $169,036 and $206,634 respectively.

The Athens Self Storage was exchanged for a larger storage facility in Tucson, Arizona on December 19, 1995 at a difference of $535,000. The exchange property, known as Capitol Self Storage, was acquired with a debt of $1,250,000 payable in monthly installments of principle and interest of $10,490 at nine percent (9%) annually, amortized over a twenty-five (25) year period with a ten
(10) year balloon payment.

ORACLE OFFICE PLAZA IN TUCSON, ARIZONA

On November 29, 1993 the Partnership acquired a 50% undivided preferential interest in an office building ("Oracle") in Tucson, Arizona for $300,000.

The Partnership's investment is accounted for under the equity method. The Partnership is entitled to an annual return of 10% of its original investment. If the available net cash flow from the property is insufficient to pay the preferred return, 5600 N. Oracle Group, LLC ("5600"), the holder of the remaining undivided

50% interest, must contribute additional capital to pay the remainder. In the event the net cash flow exceeds the preferred return, the excess will be distributed first to "5600" until they have received distributions equal to the Partnership's preferred return and thereafter in accordance with the ownership percentages.

Operating deficits, if any, will be funded by "5600" during the ownership of the property. A preferred return of $44,715, which is collected in monthly payments of $2,500, was received in 1995. A preferred return of $12,500, which was collected in monthly payments of $2,500, was received for the months of January through May of 1996.

The property incorporates three separate buildings, consisting of 6,800, 12,000 and 6,000 square feet, comprising approximately 2 acres located in the northwest region of Tucson, Arizona.

The Partnership sold its undivided 50% interest to the other 50% holder in interest on June 15, 1996 for $246,473. Selling expenses were $29,276.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not solicit proxies and the Directors/Officers, as previously reported to the Commission, was re-elected in its entirety.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

There has not been a public market and it is not anticipated that a public market for Limited Partnership Interests will develop.

As of December 31, 1996 the number of holders of record of Limited Partnership Interests of the Registrant was 741.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected operations data with respect to the Partnership for each of the five years in the period ended December 31, 1996:

---------------------------------------------------------------------------------------------------------
                                                  For the Years Ending December 31,
                                                  ---------------------------------
                                1996            1995            1994            1993            1992
---------------------------------------------------------------------------------------------------------
TOTAL RENTAL REVENUES           $ 834,622       $ 755,653       $ 793,294       $ 785,080       $ 784,936
---------------------------------------------------------------------------------------------------------
RENTAL REVENUES LESS
  RENTAL OPERATING EXPENSES       137,806          98,439         159,947          65,779         (66,381)
---------------------------------------------------------------------------------------------------------
INTEREST INCOME                    46,581          44,629           3,741           7,143              --
---------------------------------------------------------------------------------------------------------
ADMINISTRATION EXPENSES           115,386         100,347          45,651          42,125          26,590
---------------------------------------------------------------------------------------------------------
ABORTED PROJECTS                       --              --              --              --              --
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  (8,171)       (237,018)        (46,799)       (105,083)       (130,407)
---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER
  LIMITED PARTNER UNITS              (.68)         (19.86)          (3.92)          (8.81)         (10.93)
---------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO
  LIMITED PARTNERS                 83,524          41,762         125,286          41,762         119,320
---------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO
  LIMITED PARTNERS PER
  LIMITED PARTNER UNIT               7.00            3.50           10.50            3.50           10.00
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE
  NUMBER OF LIMITED
  PARTNER UNITS                    11,932          11,932          11,932          11,932          11,932
---------------------------------------------------------------------------------------------------------
INVESTMENT PROPERTIES           4,550,355       4,681,517       4,212,531       4,405,677       5,103,654
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                    5,504,864       5,638,286       4,812,790       5,073,511       5,257,950
---------------------------------------------------------------------------------------------------------
LONG-TERM
  OBLIGATIONS                   2,509,922       2,537,422       1,464,792       1,494,373       1,522,904
---------------------------------------------------------------------------------------------------------
NUMBER OF PROPERTIES
  OWNED                         5               6               6               6               6
---------------------------------------------------------------------------------------------------------


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

The partnership is currently entering the sale of appreciated property phase of its life cycle.

RESULTS OF OPERATIONS

The Partnership commenced its operations January 1, 1987 with the acquisition of McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. As of December 31, 1996, the Partnership has distributed $2,028,446 to the Limited Partners and $28,369 to the General Partner.

Rental revenues less rental operating expenses increased $39,367 from fiscal 1995 to fiscal 1996. This was primarily due to the purchase of the Capitol Self Storage project, and the property tax expense at Honey Baked Ham being allocated to the lessee.

One investment property was sold during 1996 resulting in an increase in cash on hand of $235,724. As anticipated the sale of Athens Self storage and the purchase of the Capitol Self Storage in a tax-free exchange resulted in increased revenues for 1996.

One rental property was sold and one rental property was purchased in 1995 resulting in an increase of $823,496 in rental property assets and an increase of $768,879 in notes payable. The remaining increase of $335,819 in notes payable was a result of assuming a mortgage on the Pan American Office Building for which a $346,000 note receivable exists.

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

LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Partnership and distributions to Limited Partners should remain constant during 1997 due to the majority of the proceeds of the offering remaining invested in the income producing real properties and most of the cash flow from the properties being distributed quarterly to the Limited Partners. The cash position of the Partnership should increase in 1997 as a result of the sale of the Oracle property and the prospect for other sales of real properties.

In 1995 a decline in cash flow was experienced due to an increase in interest payments, property tax assessments, amortization and professional services as a result of exchanging Athens Self Storage for Capitol Self Storage, in addition to assuming the mortgage on

Pan American Plaza. Payroll, general and administrative expenses also increased in 1995. It is anticipated that distributions to the Limited Partners in 1997 will be greater in comparison to those of 1995 or 1996, since the exchange expenses will not be recurring; however, the time and amount of distributions is at the sole subjective discretion of the General Partner.

The liquidity of the Partnership relies almost entirely on the financial market fluctuation and availability of funds with regard to lending and investing in commercial property. Funds appear to be more readily available and therefore may provide greater liquidity to the Partnership in 1997.

The Partnership believes that it has adequate cash reserves to meet working capital requirements as they arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Auditors and the financial statements as set forth on pages F-1 to F-18 are hereby incorporated herein.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Neither the Registrant nor W & C Income Company, Ltd., its General Partner, has a Board of Directors.

(b,c,d,& e) The General Partner of the Registrant is W&C Income Company, Ltd., a California Limited Partnership.

W & C INCOME COMPANY, LTD: a California Limited Partnership, does not have an operations history; however, the resources from Whitehall Capital Investment Group, Inc. have been utilized by the Partnership.

JACK C. WEST: Mr. West, age 48, a Managing Member, has been a private investor since 1988. From 1986 to 1988, Mr. West was President and Director of Whitehall Capital Corporation. Before that time Mr. West was Senior Vice President/National Marketing Director as well as director of the Whitehall Capital Corporation's Irvine, California offices, in charge of the company's marketing programs. Prior to joining Whitehall Capital Corporation in 1982, he was active from 1977 until 1982 as a Senior Account Manager-portfolio management with First National Corporation, an asset portfolio management corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c,&d)The Registrant has not paid and does not propose to pay any compensation or retirement benefits to members of the General Partner.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to and is set forth in Note 7 of Notes to the Financial Statements on page F-14 of this Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        (a)     Financial Statements:
                (1) The index to the Financial Statements is included on F-1 of this report.
                (2)     Financial Statement Schedules - F-17 through F-19.

        (b)     Reports on Form 8-K:
                The Registrant did file a Form 8-K report during the fiscal year ended December 31, 1996.

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

        Whitehall Income Fund - 86, A California Limited Partnership
                                  (Registrant)

                         By W & C Income Company, Ltd.
                       General Partner of the Registrant


Date:____________________       By:_______________________________
                                   Jack C. West
                                   Managing Member

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                                     PAGE
                                                                                                                     ----
INDEPENDENT AUDITOR'S REPORT - HEIN + ASSOCIATES LLP................................................................  F-2

INDEPENDENT AUDITOR'S REPORT - BDO SEIDMAN..........................................................................  F-3

BALANCE SHEETS - December 31, 1996 and 1995.........................................................................  F-4

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1996, 1995 and 1994.....................................  F-5

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) - For the Years Ended December 31, 1996,
         1995 and 1994..............................................................................................  F-6

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1996, 1995 and 1994.....................................  F-7

NOTES TO FINANCIAL STATEMENTS.......................................................................................  F-8

FINANCIAL STATEMENT SCHEDULES:

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION ............................................................ F-16

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE......................................................................... F-18

                          INDEPENDENT AUDITOR'S REPORT








The Partners
Whitehall Income Fund - 86
(A California limited partnership)
Tucson, Arizona


We have audited the accompanying balance sheets of Whitehall Income Fund - 86 (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Income Fund - 86 (a California limited partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion, these financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.




HEIN + ASSOCIATES LLP
Orange, California
February 26, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Whitehall Income Fund - 86
(A California limited partnership)
Tucson, Arizona


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Whitehall Income Fund - 86 (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Whitehall Income Fund - 86 (a California limited partnership) for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



April 9, 1997


                                        /s/ BDO Seidman, LLP

                                        BDO Seidman, LLP

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1996               1995
                                                                                    ----------        ----------
                                     ASSETS


    Rental properties, net of accumulated depreciation                              $4,550,355        $4,681,517
    Cash and cash equivalents                                                          513,087           392,168
    Investment in office building                                                           --           193,132
    Accounts receivable                                                                 13,461            12,252
    Note receivable                                                                    346,268           297,138
    Organization and loan closing costs, net of accumulated
         amortization of $46,396 and $36,010                                            51,693            62,079
    Deposits                                                                            30,000                --
                                                                                    ----------        ----------

TOTAL ASSETS                                                                        $5,504,864        $5,638,286
                                                                                    ==========        ==========



                        LIABILITIES AND PARTNERS' CAPITAL


    Notes payable                                                                   $2,509,922        $2,537,422
    Accounts payable                                                                    24,480            16,354
    Accrued property taxes                                                              53,073            66,929
    Due to general partner                                                                 844            31,087
    Other liabilities                                                                   72,834            50,244
                                                                                    ----------        ----------
             Total liabilities                                                       2,661,153         2,702,036

COMMITMENTS (Note 6)                                                                        --                --

PARTNERS' CAPITAL                                                                    2,843,711         2,936,250
                                                                                    ----------        ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $5,504,864        $5,638,286
                                                                                    ==========        ==========


              See accompanying notes to these financial statements.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                            1996               1995              1994
                                                         ---------         -----------         ---------
REVENUES:
    Rental                                               $ 834,622         $   755,653         $ 793,294
    Gain on sale of investment in office building           75,756                  --                --
    Share of net income of office building                      --               3,201                --
    Other income                                            51,212              46,581            16,324
                                                         ---------         -----------         ---------
             Total Revenues                                961,590             805,435           809,618
                                                         ---------         -----------         ---------

EXPENSES:
    Rental operating:
         Depreciation                                      153,141             171,912           193,146
         Payroll and related taxes                          64,373              58,858            60,539
         Interest                                          229,664             183,074           153,156
         Other rental operating expenses                   110,915              97,330            93,267
         Taxes other than payroll                          106,455             110,440            84,174
         Repairs and maintenance                            12,932              19,879            33,618
         Advertising                                        19,336              15,721            15,447
    Operating Expenses:
         General and administrative                        115,386             100,347            45,651
         Payroll and related taxes                          94,679             210,290           108,581
         Professional fees                                  31,830              46,405            23,581
         Amortization                                       10,386              28,197            10,382
    Share of net loss of office building                    20,664                  --            34,875
                                                         ---------         -----------         ---------
             Total expenses                                969,761           1,042,453           856,417
                                                         ---------         -----------         ---------
NET LOSS                                                 $  (8,171)        $  (237,018)        $ (46,799)
                                                         =========         ===========         =========

NET LOSS PER LIMITED PARTNER UNIT                        $   (0.68)        $    (19.86)        $   (3.92)
                                                         =========         ===========         =========

DISTRIBUTIONS PER LIMITED PARTNER UNIT                   $    7.00         $      3.50         $   10.50
                                                         =========         ===========         =========
WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNER UNITS                                           11,932              11,932            11,932
                                                         =========         ===========         =========


              See accompanying notes to these financial statements.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             GENERAL          LIMITED
                                             PARTNER          PARTNERS              TOTAL
                                            --------         -----------         -----------
BALANCE (DEFICIT), January 1, 1994          $(35,055)        $ 3,423,858         $ 3,388,803

        Net loss for 1994                       (468)            (46,331)            (46,799)
        Capital distributions                 (1,266)           (125,286)           (126,552)
                                            --------         -----------         -----------

BALANCE (DEFICIT), December 31, 1994         (36,789)          3,252,241           3,215,452

        Net loss for 1995                     (2,370)           (234,648)           (237,018)
        Capital distributions                   (422)            (41,762)            (42,184)
                                            --------         -----------         -----------

BALANCE (DEFICIT), December 31, 1995         (39,581)          2,975,831           2,936,250

        Net loss for 1996                        (82)             (8,089)             (8,171)
        Capital Distributions                   (844)            (83,524)            (84,368)
                                            --------         -----------         -----------

BALANCE (DEFICIT), December 31, 1996        $(40,507)        $ 2,884,218         $ 2,843,711
                                            ========         ===========         ===========


              See accompanying notes to these financial statements.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                     1996              1995              1994
                                                                  ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $  (8,171)        $(237,018)        $ (46,799)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                          163,528           202,448           203,528
             Share of net (income) loss of office building           20,664            (3,201)           34,875
             Gain on sale of investment in office building          (75,756)               --                --
             Changes in assets and liabilities:                          --
                 Accounts receivable                                 (1,209)          (12,252)               --
                 Note receivable                                    (49,130)               --                --
                 Accounts payable                                     8,126             7,723            (4,807)
                 Accrued property taxes                             (13,856)            4,882           (18,602)
                 Due to general partner                             (31,087)              422           (36,864)
                 Other liabilities                                   22,590            19,041             2,484
                                                                  ---------         ---------         ---------
         Net cash provided by (used in)
             operating activities                                    35,699           (17,955)          133,815
                                                                  ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              (21,979)               --                --
    Payments for organization and loan closing costs                     --           (46,152)               --
    Deposit on rental property                                      (30,000)               --                --
    Proceeds from sale of rental property                                --           160,363                --
    Proceeds from sale of investment in office building             235,723                --                --
    Distribution from investment in office building                  12,500            41,514            30,000
                                                                  ---------         ---------         ---------
         Net cash provided by investing activities                  196,244           155,725            30,000
                                                                  ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                       (83,524)          (42,184)         (126,552)
    Proceeds from notes payable                                     113,413                --                --
    Repayments of notes payable                                    (140,913)          (24,908)          (29,581)
                                                                  ---------         ---------         ---------
         Net cash used in financing activities                     (111,024)          (67,092)         (516,133)
                                                                  ---------         ---------         ---------

NET INCREASE IN CASH                                                120,919            70,678             7,682

CASH AND CASH EQUIVALENTS, beginning of year                        392,168           321,490           313,808
                                                                  ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, end of year                            $ 513,087         $ 392,168         $ 321,490
                                                                  =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

         Cash paid for interest                                   $ 230,000         $ 183,000         $ 153,000
                                                                  =========         =========         =========

         Non-cash Activity:

             Financing of note payable with a note
                 receivable                                       $      --         $ 337,035         $      --
                                                                  =========         =========         =========

             Exchange of property and notes payable, net          $      --         $ 595,962         $      --
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

         Distributions of cash from operations, as defined, are divided 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received their priority return. The Limited Partners are entitled to a cumulative noncompounded return on adjusted invested capital, as defined in the Partnership Agreement, of 7% in 1986, 8% in 1987, and 9% in 1988, and 10% per annum thereafter. After this priority return is received, distributions are divided 5% to the General Partner and 95% to the Limited Partners. As of December 31, 1996 the Limited Partners had not received their full cumulative priority return.

         Fees - The General Partner provides property management and leasing services to the Partnership and is compensated at 5% of the gross receipts from the properties (see Note 7). The General Partner is also entitled to a partnership management fee of 5% of all distributions of cash from operations after the Limited Partners have received their priority return. During the years ended December 31, 1996, 1995 and 1994, the partnership management fees were waived by the General Partner.

         The Partnership reimburses the General Partner for a portion of payroll relating to an in-house legal counsel and a managing agent and certain general and administrative expenses (see Note 7).

         Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

         Rental Properties - Rental properties and improvements are recorded at cost. The Partnership capitalizes and depreciates all buildings used for investment income over thirty-one to thirty-nine years, the estimated useful lives of the properties, using an accelerated method for financial reporting purposes. Depreciation of improvements is calculated using the same accelerated method over the estimated useful lives (ranging from 5 to 10 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


         Investment in Office Building - Until June 15, 1996, the Partnership owned a fifty percent undivided preferential interest in an office building in Tucson, Arizona. The Partnership's investment was accounted for under the equity method. The Partnership sold its interest in this investment as of June 15, 1996. Accordingly, the Partnership's share of earnings or losses and its gain on sale of its investment are included in the accompanying financial statements.

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

         Use of Estimates - The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         Statement of Cash Flows - For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit.

         Reclassifications - Certain reclassifications were made to the 1995 and 1994 financial statements in order to conform to the 1996 presentation. Such reclassifications had no effect on the net loss previously reported.


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

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


         Below is a summary of the properties' cost and related depreciation as of December 31, 1996, 1995 and 1994, and revenue and related expenses, consisting of rental, depreciation and interest, for the years ended December 31, 1996, 1995, and 1994:


1996
----

                                                                                                       Honey
                                                                  Tanque               Pan             Baked
                                               McRae               Verde             American           Ham              Capitol
                                              Shopping             Self               Office            In                Self
                            Total              Center             Storage            Building         Louisiana          Storage
                         -----------         ---------         -----------         ---------         ---------         -----------
Buildings and
     Improvements        $ 5,182,390         $ 734,611         $ 1,921,240         $ 459,197         $ 455,072         $ 1,612,270

Accumulated
     Depreciation         (1,325,983)         (231,608)           (815,366)         (111,626)         (119,153)            (48,230)

Land                         693,948            59,229             209,031           162,850           150,000             112,838
                         -----------         ---------         -----------         ---------         ---------         -----------

Net Property             $ 4,550,355         $ 562,232         $ 1,314,905         $ 510,421         $ 485,919         $ 1,676,878
                         ===========         =========         ===========         =========         =========         ===========

Rental
     Revenue             $   834,622         $  79,886         $   366,560         $  83,064         $  36,000         $   269,112

Expenses                     696,816            39,547             306,377            72,423            18,628             259,841
                         -----------         ---------         -----------         ---------         ---------         -----------

                         $   137,806         $  40,339         $    60,183         $  10,641         $  17,372         $     9,271
                         ===========         =========         ===========         =========         =========         ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1995
----

                                                                                   Honey
                                                        Tanque         Pan         Baked
                                          McRae         Verde        American       Ham        Capitol        Athens
                                        Shopping        Self          Office        In          Self           Self
                            Total         Center        Storage      Building    Louisiana     Storage       Storage
                         -----------    ---------    -----------    ---------    ---------    -----------    --------
Buildings and
     Improvements        $ 5,160,411    $ 734,611    $ 1,921,240    $ 437,218    $ 455,072    $ 1,612,270    $     --

Accumulated
     Depreciation         (1,172,842)    (208,287)      (755,375)     (97,746)    (104,544)        (6,890)         --

Land                         693,948       59,229        209,031      162,850      150,000        112,838          --
                         -----------    ---------    -----------    ---------    ---------    -----------    --------

Net Property             $ 4,681,517    $ 585,553    $ 1,374,896    $ 502,322    $ 500,528    $ 1,718,218    $     --
                         ===========    =========    ===========    =========    =========    ===========    ========

Rental
     Revenue             $   755,653    $  78,396    $   374,824    $  82,446    $  36,150    $     8,518    $175,319

Expenses                     657,214       43,177        324,237       65,793       30,897         24,074     169,036
                         -----------    ---------    -----------    ---------    ---------    -----------    --------

                         $    98,439    $  35,219    $    50,587    $  16,653    $   5,253    $   (15,556)   $  6,283
                         ===========    =========    ===========    =========    =========    ===========    ========


1994
----

                                                                                   Honey
                                                        Tanque        Pan          Baked
                                          McRae          Verde       American       Ham        Capitol        Athens
                                        Shopping        Self         Office         In          Self           Self
                            Total         Center        Storage      Building    Louisiana    Storage        Storage
                         -----------    ---------    -----------    ---------    ---------    ----------   -----------
Buildings and
     Improvements        $ 4,747,190    $ 734,611    $ 1,913,334    $ 437,217    $ 455,077    $       --   $ 1,206,951

Accumulated
     Depreciation         (1,458,899)    (184,966)      (687,015)     (83,866)     (89,805)           --      (413,247)

Land                         924,240       59,229        209,031      162,850      150,000            --       343,130
                         -----------    ---------    -----------    ---------    ---------    ----------   -----------

Net Property             $ 4,212,531    $ 608,874    $ 1,435,350    $ 516,201    $ 515,272    $       --   $ 1,136,834
                         ===========    =========    ===========    =========    =========    ==========   ===========

Rental
     Revenue             $   793,294    $  87,568    $   354,097    $  81,906    $  38,112    $       --   $   231,611

Expenses                     633,347       42,992        308,513       54,097       21,111            --       206,634
                         -----------    ---------    -----------    ---------    ---------    ----------   -----------

                         $   159,947    $  44,576    $    45,584    $  27,809    $  17,001    $       --   $    24,977
                         ===========    =========    ===========    =========    =========    ==========   ===========

During 1996, two tenants each accounted for approximately 10% of rental revenue. During 1995 and 1994, one tenant accounted for approximately 11% and 10% of rental revenue, respectively.

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

         5600 acquired the building with a non-interest bearing note due to the seller totaling $1,000,000 and cash of $300,000. The present value of the note was approximately $752,000 at an interest rate of 9.59%. The basis of the building, including land, and the note were originally recorded at $1,052,000 and $752,000, respectively. The note is collateralized by the building.

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

         The Partnership received $12,500 and $44,715 in preferred and excess distributions during 1996 and 1995, respectively. The Partnership did not pay any debt service payments or operating deficits for 1996 and 1995 because these amounts were disbursed from the building's cash flow.

         On June 15, 1996, the Partnership sold its investment in the office building for $246,473, net of related expenses. The gain on the sale of the investment was $75,756.

         The condensed statement of operations of Oracle for the periods ended June 15, 1996 and December 31, 1995 and 1994 are presented below:

                                                        1996             1995             1994
                                                        ----             ----             ----
     Revenues                                        $ 107,947         $205,362        $ 116,836
     Expenses                                          149,275          198,960          186,586
                                                     ---------         --------        ---------
     Net income (loss)                               $ (41,328)        $  6,402        $ (69,750)
                                                     ---------         --------        ---------

     Partnership's share of net income (loss)        $ (20,664)        $  3,201        $ (34,875)
                                                     =========         ========        =========

         A condensed balance sheet of Oracle has not been provided due to the immateriality of the Company's 50% undivided interest in the office building.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



4.   NOTE RECEIVABLE:

     Prior to 1995, one of the properties of the Partnership was held as collateral for a note payable of the original owner. During 1995, the Partnership assumed this note payable in exchange for a note receivable from the original note holder. Interest payments of 5.871% are due monthly on the note receivable and the entire principal amount is due July 1997.


5.   NOTES PAYABLE:

     Notes payable consisted of:

                                                                     DECEMBER 31,
                                                            ----------------------------
                                                               1996              1995
                                                            ----------        ----------
$1,250,000 non-recourse note payable to bank with
interest at 9% through February 2006; principal and
interest payable in monthly installments of $10,490
through February 2006, at which time the remaining
balance becomes due; collateralized by Capitol real
and personal property                                       $1,237,265        $1,250,000

$1,000,000 non-recourse note payable to bank with
interest adjusted semi-annually to 3.5% above the
coupon rate with a 16.65% maximum and 9.66% minimum
rate, 9.66% at December 31, 1996; principal and
interest payable monthly with the unpaid balance due
September 1999; collateralized by Tanque Verde real
and personal property                                          940,714           951,603

$337,035 note payable to life insurance company with
interest at 9% through August 2000; principal and
interest due in monthly installments of $2,828
through August 2000, at which time the remaining
balance becomes due; collateralized by Pan American
real property                                                  331,943           335,819
                                                            ----------        ----------

                                                            $2,509,922        $2,537,422
                                                            ==========        ==========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     Future maturities of notes payable are as follows:

               YEAR             AMOUNT
               ----           ----------
               1997           $   31,364
               1998               34,394
               1999              938,711
               2000              337,815
               2001               21,672
               Thereafter      1,145,966
                              ----------

                              $2,509,922
                              ==========


6.   LEASES:

     Future minimum lease payments to be received on non-cancelable leases for each of the next five years and thereafter are as follows:

                               YEAR          AMOUNT
                               ----        --------
                               1997        $194,670
                               1998         167,047
                               1999          74,000
                               2000          20,028
                                           --------

                                           $455,745
                                           ========


7.    RELATED PARTY TRANSACTIONS:

      At December 31, 1996 and 1995 the General Partner was owed $844 and $17,767, respectively, for distributions of cash from operations, as defined in the partnership agreement.

      During 1995, one of the general partners sold its interest in the Partnership. At December 31, 1995 the Partnership owed $13,318 for various general and administrative expenses paid by this former General Partner. In 1996, 1995 and 1994 the Partnership was charged property management and leasing fees of $43,159, $42,230 and $40,069 by an affiliate of the former General Partner. In 1996, 1995 and 1994, the Partnership incurred payroll expenses relating to certain of the former General Partner's employees and other administrative expenses totaling $267,213, $275,125, and $216,612, respectively. Additionally during 1995, costs related to the exchange of Capitol Self Storage for Athens Self Storage of $46,152 were paid to the former General Partner and capitalized by the Partnership as organization costs. Certain amounts of the administrative expenses paid by the former General Partner are allocated to the Partnership

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


      based upon the former General Partner's estimates.


8.    FINANCIAL INSTRUMENTS:

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

      Financial instruments that subject the Partnership to credit risk consist principally of note and accounts receivable and cash on deposit.

      At December 31, 1996, the Partnership maintained cash balances with a commercial bank which were approximately $242,296 in excess of FDIC insurance limits.

      The Partnership's note receivable is described in Note 4.

      The Partnership's properties are located in the states of Texas, Arizona, Georgia and Louisiana. A downturn in the economies in any of these states could have an adverse impact on the Partnership.

      Fair Value of Financial Instruments

      The estimated fair values of the Partnership financial instruments were determined by management using available market information and appropriate valuation methodologies. The estimates are not necessarily indicative of the amount the Partnership could realize in a current market exchange.

      At December 31, 1996, cash, accounts receivable and accounts payable have fair values that approximate book values based on their short term or demand maturity.

      The fair value of notes receivable and notes payable are based on estimated discounted cash flows. The fair value of these instruments approximates book value at December 31, 1996.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                         Initial Cost to                Costs Capitalized            Gross Amounts at which
                                           Partnership              Subsequent to Acquisition      Carried at Close of Period
                                           -----------              -------------------------      --------------------------
                                                 Buildings and                Carrying              Buildings and
 Description           Encumbrances     Land     Improvements   Improvements    Costs      Land      Improvements     Total
 -----------           ------------  ----------  -------------  ------------  --------  ----------  -------------  -----------
McRae Shopping
   Center              $         --  $   59,229  $     734,611  $         --  $     --  $   59,229  $     734,611  $   793,840

Tanque Verde
   Self Storage             940,714     209,031      1,580,919       340,322        --     209,031      1,921,241    2,130,272

Pan American
   Office Building          331,943     162,850        437,217        21,979        --     162,850        459,196      622,046

Honey Baked Ham
   in Louisiana                  --     150,000        450,000         5,072        --     150,000        455,072      605,072

Capitol Self Storage      1,237,265     112,838      1,612,270            --        --     112,838      1,612,270    1,725,108
                       ------------  ----------   ------------  ------------  --------  ----------  -------------  -----------

                       $  2,509,922  $  693,948   $  4,815,017  $    367,373  $     --  $  693,948  $   5,182,390  $ 5,876,338
                       ============  ==========   ============  ============  ========  ==========  =============  ===========

                                                              Life on which
                                                             depreciation in
                                                              latest income
                        Accumulated    Date of       Date      statements in
 Description           Depreciation  Construction  Acquired      computed
 -----------           ------------  ------------  --------  ---------------
McRae Shopping
   Center              $    231,608      1985        1986       31.5 years

Tanque Verde
   Self Storage             815,366      1984        1987       31.5 years

Pan American
   Office Building          111,626      1980        1988       31.5 years

Honey Baked Ham
   in Louisiana             119,153      1978        1988       31.5 years

Capitol Self Storage         48,230      1984        1995       39.0 years
                       ------------

                       $  1,325,983
                       ============


                                   (continued)

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                   (continued)


     The following shows the changes in the total amounts at which real estate was carried during the periods:

Balance at January 1, 1994                 $ 5,671,427
      Changes during the period                     --
                                           -----------
Balance at December 31, 1994                 5,671,427
      Purchases                              1,725,108
      Cost of real estate sold              (1,542,176)
                                           -----------
Balance at December 31, 1995                 5,854,359
      Purchases                                 21,979
                                           -----------
Balance at December 31, 1996               $ 5,876,338
                                           ===========

     The following shows changes in accumulated depreciation during the periods:

Balance at January 1, 1994                 $ 1,265,750
      Depreciation during the period           193,146
                                           -----------
Balance at December 31, 1994                 1,458,896
      Depreciation during the period           171,912
      Deductions for real estate sold         (457,966)
                                           -----------
Balance at December 31, 1995                 1,172,842
      Depreciation during the period           153,141
                                           -----------
Balance at December 31, 1996               $ 1,325,983
                                           ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1996

                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                                 Loans Subject
                                          Final      Periodic                     Face          Carrying         to Delinquent
                             Interest   Maturity      Payment      Prior        Amount of       Amount of        Principal or
          Description          Rate       Date         Terms       Liens        Mortgages       Mortgages          Interest
-----------------------      --------   --------     --------      -----      -----------       ----------       -------------
Commercial loans:

   Capitol Self Storage        9%         2006        $10,490        -        $1,250,000        $1,237,265              -

   Tanque Verde Self           9.66%-
     Storage                   16.65%     1999        Various        -         1,000,000           940,714              -

   Pan American
     Office Building           9%         2000          2,828        -           337,035           331,943              -


      The following shows the changes in the carrying amounts of mortgage loans during the periods:

         Balance at January 1, 1994            $ 1,494,373
               Payments of principal               (29,581)
                                               -----------
         Balance at December 31, 1994            1,464,792
               New mortgage loan                 1,587,035
               Payments of principal               (24,908)
               Payoff old mortgage loan           (489,497)
                                               -----------
         Balance at December 31, 1995            2,537,422
               Payments of principal               (27,500)
                                               -----------
         Balance at December 31, 1996          $ 2,509,922
                                               ===========