Form 10-K/A
period 1996-12-31
WHITEHALL CAPITAL INCOME FUND 86
filed 1998-01-22
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A

(Mark One)

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended DECEMBER 31, 1996.

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from                to


                            WHITEHALL INCOME FUND-86
             (Exact name of registrant as specified in its charter)

                                   33-3377 LA
                            (Commission File Number)

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

Yes  X     No

As of December 31, 1996, all shares of registrants's Limited Partnership interest were outstanding and held by non-affiliates (the officers, directors and general partner of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation).

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

PAN AMERICAN OFFICE BUILDING

The office building is 16,315 square feet on a 1.39 acre tract of land (the "Pan Am Plaza") in Edinburgh, Texas. The Pan Am Plaza is fully occupied by the Department of Human Resources of the State of Texas on a five year noncancellable lease with annual increases. The lease was renewed in August of 1993 for a five-year period and also contains options for future renewal. The original lease commenced on September 9, 1988.

The office building was built specifically for the State of Texas to meet all its requirements and includes all systems as dictated by the State of Texas.

Rental revenue for the Pan Am Plaza was $83,064, $82,446 and $81,906 for 1996, 1995 and 1994, respectively. Operating expenses for the same years were $42,358, $42,423 and $40,097 respectively. Operating expenses include a five percent (5%) management fee and depreciation of approximately $14,000 annually.

The Pan Am Plaza is held by a public partnership whose books are audited annually by an outside accounting firm which results are reported to the Securities and Exchange Commission.

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

The Athens Self Storage was exchanged for a larger storage facility in Tucson, Arizona on December 19, 1995 at a difference of $535,000. The exchange property, known as Capitol Self Storage, was acquired with a debt of $1,250,000 payable in monthly installments of principal and interest of $10,490 at nine percent
(9%) annually, amortized over a twenty-five (25) year period with a ten (10) year balloon payment.

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


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected operations data with respect to the Partnership for each of the five years in the period ended December 31, 1996:




                                                                  For the Years Ending December 31,
                                                                  ---------------------------------
                                          1996               1995               1994               1993               1992

TOTAL RENTAL REVENUES               $   834,622        $   755,653        $   793,294        $   785,080        $   784,936

RENTAL REVENUES LESS
   RENTAL OPERATING  EXPENSES           137,806             98,439            159,947             65,779            (66,381)
INTEREST INCOME                          46,581             44,629              3,741              7,143                 --
ADMINISTRATION EXPENSES                 115,386            100,347             45,651             42,125             26,590
ABORTED PROJECTS                             --                 --                 --                 --                 --
NET INCOME (LOSS)                        (8,171)          (237,018)           (46,799)          (105,083)          (130,407)

NET INCOME (LOSS) PER                      (.68)            (19.86)             (3.92)             (8.81)            (10.93)
  LIMITED PARTNER
  UNITS
DISTRIBUTIONS TO                         83,524             41,762            125,286             41,762            119,320
  LIMITED PARTNERS
DISTRIBUTIONS TO
  LIMITED PARTNERS
  PER LIMITED
  PARTNER UNIT                             7.00               3.50              10.50               3.50              10.00
WEIGHTED AVERAGE
  NUMBER OF LIMITED
  PARTNER UNITS                          11,932             11,932             11,932             11,932             11,932
INVESTMENT PROPERTIES                 4,550,355          4,681,517          4,212,531          4,405,677          5,103,654
TOTAL ASSETS                          5,504,864          5,638,286          4,812,790          5,073,511          5,257,950
LONG-TERM
  OBLIGATIONS                         2,509,922          2,537,422          1,464,792          1,494,373          1,522,904
NUMBER OF PROPERTIES
  OWNED                                       5                  6                  6                  6                  6

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

Revenues for the year ended December 31, 1996 increased by $156,155 over the year ended December 31, 1995. The increase in revenue was primarily due to the increase in rental revenue resulting from the exchange of Athens Self Storage with Capitol Self Storage and the gain on the sale of the investment in the Oracle Office Building.

Revenues for the year ended December 31, 1995 decreased by $4,183 from the year ended December 31, 1994. The decrease was due primarily to a decrease in rental revenue from Athens Self Storage offset somewhat by an increase in other income.

Expenses for the year ended December 31, 1996 decreased by $72,692 from the year ended December 31, 1995. The decrease was due primarily to a decrease in operating expenses resulting from a reduction in management fees incurred in 1995 on the exchange of Athens Self Storage with Capitol Self Storage. The decrease was offset by an increase in rental operating expenses resulting primarily from the exchange of Athens Self Storage with Capitol Self Storage.

Expenses for the year ended December 31, 1995 increased by $186,036 over the year ended December 31, 1994. The increase was due primarily to increased management fees incurred on the exchange of Athens Self Storage with Capitol Self Storage and increased rental operating expenses.

Net loss for the year ended December 31, 1996 improved by $228,847 from the year ended December 31, 1995 because of the increased revenues and decreased expenses discussed above.

Net loss for the year ended December 31, 1995 increased by $190,219 from the year ended December 31, 1994 primarily due to the increase in expenses discussed above.



LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Partnership and distributions to Limited Partners should remain constant or increase during 1997 due to the majority of the proceeds of the offering remaining invested in the income producing real properties and most of the cash flow from the properties being distributed quarterly to the Limited Partners. The cash position of the Partnership could increase in 1997 as a result of the sale of the Oracle property and the prospect for other sales of real properties.

Net cash provided by operating activities was $35,699 for the year ended December 31, 1996 compared to ($17,955) for the year ended December 31, 1995. Net cash provided by investing activities was $196,244 for the year ended December 31, 1996 and consisted of proceeds from the sale of the investment in the Oracle Office Building and distributions from the investment offset by purchases of property and equipment and deposits on rental property. Net cash used in financing activities was $111,024 for the year ended December 31, 1996 and consisted of distributions to partners and repayments of notes payable offset by proceeds from notes payable.

Net cash used in operating activities was $17,955 for the year ended December 31, 1995. Net cash provided by investing activities was $155,725 for the year ended December 31, 1995 and consisted of proceeds from the sale of rental property and distributions from the investment in the Oracle Office Building offset by payments for organization and loan closing costs. Net cash used in financing activities was $67,092 for the year ended December 31, 1995 and consisted of distributions to partners and payment on notes payable.

Net cash provided by operating activities was $133,815 for the year ended December 31, 1994. Net cash provided by investing activities was $30,000 for the year ended December 31, 1994 and was from distributions from the investment in the Oracle Office Building. Net cash used in financing activities was $156,133 for the year ended December 31, 1994 and consisted of distributions to partners and repayments of notes payable.

The liquidity of the Partnership relies almost entirely on the financial market fluctuation and availability of funds with regard to lending and investing in commercial property. Funds appear to be more readily available and therefore may provide greater liquidity to the Partnership in 1997 through the sale of the Partnership assets.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Neither the Registrant nor W & C Income Company Ltd., its General Partner, has a Board of Directors.

(b, c, d, & e) The General Partner of the Registrant is W & C Income Company, Ltd., a California Limited Partnership.

W & C INCOME COMPANY, LTD.: a California Limited Partnership, does not have an operations history; however, the resources from Whitehall Capital Investment Group, Inc. have been utilized by the Partnership.

JACK C. WEST: Mr. West, age 48, a Managing Member, has been a private investor since 1988. From 1986 to 1988, Mr. West was President and Director of Whitehall Capital Corporation. Before that time Mr. West was Senior Vice President/ National Marketing Director as well as director of the Whitehall Capital Corporation's Irvine, California offices, in charge of the company's marketing programs. Prior to joining Whitehall Capital Corporation in 1982, he was active from 1977 until 1982 as a Senior Account Manager-portfolio management with First National Corporation, an asset portfolio management corporation.

WHITEHALL CAPITAL INVESTMENT GROUP: The corporation has an interest in over $500 million of income producing real estate projects. Whitehall Capital Investment Group's investment portfolio includes an interest in over 100 major credit tenant commercial projects located primarily throughout the Sun Belt States.

(f) No Managing Members of the General Partner were involved with legal proceedings.

(g) There were no transactions with promoters or control persons.


ITEM 11. EXECUTIVE COMPENSATION

(a, b, c, & d) The Registrant has not paid and does not propose to pay any compensation or retirement benefits to members of the General Partner.

(e) There were no termination of employment or change of control arrangements with members of the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) W & C Income Company, Ltd. and its members own as a group or individually, 1% of the Limited Partnership Interests of the Registrant.

(c) There were no changes in control or arrangements for changes in control.


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

          Whitehall Income Fund - 86, A California Limited Partnership
                                  (Registrant)

                          By W & C Income Company, Ltd.
                        General Partner of the Registrant




Date:_________________                      By: _______________________
                                                 Jack C. West
                                                 Managing Member

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

                          INDEX TO FINANCIAL STATEMENTS






                                                                                                             PAGE
                                                                                                             ----

INDEPENDENT AUDITOR'S REPORT - HEIN + ASSOCIATES LLP.......................................................  F-2

INDEPENDENT AUDITOR'S REPORT - BDO SEIDMAN.................................................................  F-3

BALANCE SHEETS - December 31, 1996 and 1995................................................................  F-4

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1996, 1995 and 1994............................  F-5

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) - For the Years Ended December 31, 1996,
         1995 and 1994.....................................................................................  F-6

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1996, 1995 and 1994............................  F-7

NOTES TO FINANCIAL STATEMENTS..............................................................................  F-8

FINANCIAL STATEMENT SCHEDULES:

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION ...................................................  F-16

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE................................................................  F-18

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




Atlanta, Georgia
March 3, 1995

                                                      /s/ BDO SEIDMAN, LLP

                                                          BDO Seidman, LLP

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                                 DECEMBER 31,
                                                                        ------------------------------
                                                                            1996               1995
                                                                        -----------        -----------

                                          ASSETS

    Rental properties, net of accumulated depreciation                  $ 4,550,355        $ 4,681,517
    Cash and cash equivalents                                               513,087            392,168
    Investment in office building                                                --            193,132
    Accounts receivable                                                      13,461             12,252
    Note receivable                                                         346,268            297,138
    Organization and loan closing costs, net of accumulated
         amortization of $46,396 and $36,010                                 51,693             62,079
    Deposits                                                                 30,000                 --
                                                                        -----------        -----------

TOTAL ASSETS                                                            $ 5,504,864        $ 5,638,286
                                                                        ===========        ===========



                         LIABILITIES AND PARTNERS' CAPITAL


    Notes payable                                                       $ 2,509,922        $ 2,537,422
    Accounts payable                                                         24,480             16,354
    Accrued property taxes                                                   53,073             66,929
    Due to general partner                                                      844             31,087
    Other liabilities                                                        72,834             50,244
                                                                        -----------        -----------
         Total liabilities                                                2,661,153          2,702,036

COMMITMENTS (Note 6)                                                             --                 --

PARTNERS' CAPITAL
    Limited partners, 11,932 equity units authorized and
       outstanding for 1996 and 1995                                      2,884,218          2,975,831

    General partner, 1 equity unit authorized and outstanding for
       1996 and 1995                                                        (40,507)           (39,581)
                                                                        -----------        -----------
             Total partners' capital                                      2,843,711          2,936,250
                                                                        -----------        -----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $ 5,504,864        $ 5,638,286
                                                                        ===========        ===========



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS




                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           1996              1995              1994
                                                        ---------        -----------        ---------
REVENUES:
    Rental                                              $ 834,622        $   755,653        $ 793,294
    Gain on sale of investment in office building          75,756                 --               --
    Share of net income of office building                     --              3,201               --
    Other income                                           51,212             46,581           16,324
                                                        ---------        -----------        ---------
             Total Revenues                               961,590            805,435          809,618
                                                        ---------        -----------        ---------

EXPENSES:
    Rental operating:
         Depreciation                                     153,141            171,912          193,146
         Payroll and related taxes                         64,373             58,858           60,539
         Interest                                         229,664            183,074          153,156
         Other rental operating expenses                  110,915             97,330           93,267
         Taxes other than payroll                         106,455            110,440           84,174
         Repairs and maintenance                           12,932             19,879           33,618
         Advertising                                       19,336             15,721           15,447
    Operating Expenses:
         General and administrative                       115,386            100,347           45,651
         Payroll and related taxes                         94,679            210,290          108,581
         Professional fees                                 31,830             46,405           23,581
         Amortization                                      10,386             28,197           10,382
    Share of net loss of office building                   20,664                 --           34,875
                                                        ---------        -----------        ---------
             Total expenses                               969,761          1,042,453          856,417
                                                        ---------        -----------        ---------

NET LOSS                                                $  (8,171)       $  (237,018)       $ (46,799)
                                                        =========        ===========        =========

NET LOSS ATTRIBUTED TO:
    Limited partners                                    $  (8,089)       $  (234,648)       $ (46,331)
                                                        =========        ===========        =========
    General partner                                     $     (82)       $    (2,370)       $    (468)
                                                        =========        ===========        =========

NET LOSS PER LIMITED PARTNER UNIT                       $   (0.68)       $    (19.86)       $   (3.92)
                                                        =========        ===========        =========

DISTRIBUTIONS PER LIMITED PARTNER UNIT                  $    7.00        $      3.50        $   10.50
                                                        =========        ===========        =========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNER UNITS                                          11,932             11,932           11,932
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
                                           ========        ===========        ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                    1996             1995             1994
                                                                 ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $  (8,171)       $(237,018)       $ (46,799)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                         163,528          202,448          203,528
             Share of net (income) loss of office building          20,664           (3,201)          34,875
             Gain on sale of investment in office building         (75,756)              --               --
             Changes in assets and liabilities:                         --
                 Accounts receivable                                (1,209)         (12,252)              --
                 Note receivable                                   (49,130)              --               --
                 Accounts payable                                    8,126            7,723           (4,807)
                 Accrued property taxes                            (13,856)           4,882          (18,602)
                 Due to general partner                            (31,087)             422          (36,864)
                 Other liabilities                                  22,590           19,041            2,484
                                                                 ---------        ---------        ---------
         Net cash provided by (used in)
             operating activities                                   35,699          (17,955)         133,815
                                                                 ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (21,979)              --               --
    Payments for organization and loan closing costs                    --          (46,152)              --
    Deposit on rental property                                     (30,000)              --               --
    Proceeds from sale of rental property                               --          160,363               --
    Proceeds from sale of investment in office building            235,723               --               --
    Distribution from investment in office building                 12,500           41,514           30,000
                                                                 ---------        ---------        ---------
         Net cash provided by investing activities                 196,244          155,725           30,000
                                                                 ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                      (83,524)         (42,184)        (126,552)
    Proceeds from notes payable                                    113,413               --               --
    Repayments of notes payable                                   (140,913)         (24,908)         (29,581)
                                                                 ---------        ---------        ---------
         Net cash used in financing activities                    (111,024)         (67,092)        (156,133)
                                                                 ---------        ---------        ---------

NET INCREASE IN CASH                                               120,919           70,678            7,682

CASH AND CASH EQUIVALENTS, beginning of year                       392,168          321,490          313,808
                                                                 ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, end of year                           $ 513,087        $ 392,168        $ 321,490
                                                                 =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

         Cash paid for interest                                  $ 230,000        $ 183,000        $ 153,000
                                                                 =========        =========        =========
         Non-cash Activity:

             Financing of note payable with a note
                 receivable                                      $      --        $ 337,035        $      --
                                                                 =========        =========        =========
             Exchange of property and notes payable, net         $      --        $ 595,962        $      --
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

     Fees - The General Partner provides property management and leasing services to the Partnership and is compensated at 5% of the gross receipts from the properties (see Note 7). Such fee was paid and recognized as an expense for the years ended December 31, 1996, 1995 and 1994. The General Partner is also entitled to a partnership management fee of 5% of all distributions of cash from operations after the Limited Partners have received their priority return. As of December 31, 1996, the limited partners had not received their full cumulative priority return (See allocations and distributions above), therefore, the general partner is not entitled to the partnership management fee.

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

     Rental Properties - Rental properties and improvements are recorded at cost. The Partnership capitalizes and depreciates all buildings used for investment income over thirty-one to thirty-nine years, the estimated useful lives of the properties, using an accelerated method for financial reporting purposes. Depreciation of improvements is calculated using the same accelerated method over the estimated useful lives (ranging from 5 to 10 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     accounts, and any gains or losses are reflected in current operations.

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
                      ===========      =========      ===========      =========      =========      ===========      ========




1994
----

                                                                                        Honey
                                                        Tanque            Pan           Baked
                                          McRae          Verde          American         Ham           Capitol         Athens
                                        Shopping         Self            Office          in             Self            Self
                         Total           Center         Storage         Building      Lousiana         Storage         Storage
                      -----------      ---------      -----------      ---------      ---------      -----------      --------

Buildings and
     Improvements     $ 4,747,190      $ 734,611      $ 1,913,334      $ 437,217      $ 455,077          $ --      $ 1,206,951

Accumulated
     Depreciation      (1,458,899)      (184,966)        (687,015)       (83,866)       (89,805)           --         (413,247)

Land                      924,240         59,229          209,031        162,850        150,000            --          343,130
                      -----------      ---------      -----------      ---------      ---------      -----------   -----------

Net Property          $ 4,212,531      $ 608,874      $ 1,435,350      $ 516,201      $ 515,272          $ --      $ 1,136,834
                      ===========      =========      ===========      =========      =========      ===========   ===========

Rental
     Revenue          $   793,294      $  87,568      $   354,097      $  81,906      $  38,112          $ --      $   231,611

Expenses                  633,347         42,992          308,513         54,097         21,111            --          206,634
                      -----------      ---------      -----------      ---------      ---------      -----------   -----------

                      $   159,947      $  44,576      $    45,584      $  27,809      $  17,001          $ --      $    24,977
                      ===========      =========      ===========      =========      =========      ===========   ===========


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

     The condensed statement of operations of Oracle for the periods ended June 15, 1996 and December 31, 1995 and 1994 are presented below:

                                                  1996            1995            1994
                                               ---------        --------       ---------

Revenues                                       $ 107,947        $205,362       $ 116,836
Expenses                                         149,275         198,960         186,586
                                               ---------        --------       ---------
Net income (loss)                              $ (41,328)       $  6,402       $ (69,750)
                                               =========        ========       =========

Partnership's share of net income (loss)       $ (20,664)       $  3,201       $ (34,875)
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


5.   NOTES PAYABLE:

     Notes payable consisted of:


                                                                                                 DECEMBER 31,
                                                                                     -----------------------------------
                                                                                         1996                    1995
                                                                                     -----------              ----------
     $1,250,000 non-recourse note payable to bank with interest at 9% through
     February 2006; principal and interest payable in monthly installments of
     $10,490 through February 2006, at which time the remaining balance becomes
     due; collateralized by Capitol real and personal property                       $ 1,237,265             $ 1,250,000

     $1,000,000 non-recourse note payable to bank with interest adjusted semi-annually to 3.5% above the coupon rate with a 16.65% maximum and 9.66%
     minimum rate, 9.66% at December 31, 1996; principal and interest payable monthly with the unpaid balance due September 1999; collateralized
     by Tanque Verde real and personal property                                          940,714                 951,603

     $337,035 note payable to life insurance company with interest at 9% through
     August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due;
     collateralized by Pan American real property                                        331,943                 335,819
                                                                                     -----------              ----------

                                                                                     $ 2,509,922              $ 2,537,422
                                                                                     ===========              ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     Future maturities of notes payable are as follows:

                YEAR                        AMOUNT
               ------                    -----------

               1997                      $   31,364
               1998                          34,394
               1999                         938,711
               2000                         337,815
               2001                          21,672
               Thereafter                 1,145,966
                                         ----------

                                         $2,509,922
                                       ============


6.   LEASES:

     Future minimum lease payments to be received on non-cancelable leases for each of the next five years and thereafter are as follows:

               YEAR                        AMOUNT
               ----                    ------------
               1997                    $    194,670
               1998                         167,047
               1999                          74,000
               2000                          20,028
                                       ------------

                                       $    455,745
                                       ============


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

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996




                                                            Initial Cost to                       Costs Capitalized
                                                              Partnership                     Subsequent to Acquisition
                                                 --------------------------------------- -------------------------------------

                                                                        Buildings and                             Carrying
 Description                    Encumbrances           Land             Improvements        Improvements           Costs
--------------------        -------------------  -----------------  -------------------- ------------------  -----------------
McRae Shopping
   Center                   $        -           $         59,229   $           734,611  $        -                  -

Tanque Verde
   Self Storage                        940,714            209,031             1,580,919            340,322           -

Pan American
   Office Building                     331,943            162,850               437,217             21,979           -

Honey Baked Ham
   in Louisiana                      -                    150,000               450,000              5,072           -

Capitol Self Storage                 1,237,265            112,838             1,612,270           -                  -
                              -----------------    ---------------    ------------------   ----------------   ----------------

                            $        2,509,922   $        693,948   $         4,815,017  $         367,373           -
                            ===================  =================  ==================== ==================  =================




                                                 Gross Amounts at which
                                               Carried at Close of Period
                              -------------------------------------------------------------

                                                     Buildings and                               Accumulated           Date of
 Description                         Land            Improvements             Total              Depreciation        Construction
--------------------------    -----------------  -------------------- ---------------------  -------------------  ------------------

McRae Shopping
   Center                     $         59,229   $           734,611  $            793,840   $          231,608         1985

Tanque Verde
   Self Storage                        209,031             1,921,241             2,130,272              815,366         1984

Pan American
   Office Building                     162,850               459,196               622,046              111,626         1980

Honey Baked Ham
   in Louisiana                        150,000               455,072               605,072              119,153         1978

Capitol Self Storage                   112,838             1,612,270             1,725,108               48,230         1984
                                ---------------    ------------------   -------------------    -----------------

                              $        693,948   $         5,182,390  $          5,876,338   $        1,325,983
                              =================  ==================== =====================  ===================



                                                    Life on which
                                                   depreciation in
                                                    latest income
                                     Date           statements in
 Description                       Acquired            computed
--------------------------    -----------------  -------------------

McRae Shopping
   Center                            1986             31.5 years

Tanque Verde
   Self Storage                      1987             31.5 years

Pan American
   Office Building                   1988             31.5 years

Honey Baked Ham
   in Louisiana                      1988             31.5 years

Capitol Self Storage                 1995             39.0 years

                                   (continued)

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                   (continued)



The following shows the changes in the total amounts at which real estate was carried during the periods:

Balance at January 1, 1994                            $     5,671,427
      Changes during the period                                -
                                                      ---------------
Balance at December 31, 1994                                5,671,427
      Purchases                                             1,725,108
      Cost of real estate sold                             (1,542,176)
                                                      ---------------
Balance at December 31, 1995                                5,854,359
      Purchases                                                21,979
                                                      ---------------
Balance at December 31, 1996                          $     5,876,338
                                                      ===============



The following shows changes in accumulated depreciation during the periods:


Balance at January 1, 1994                            $     1,265,750
      Depreciation during the period                          193,146
                                                      ---------------
Balance at December 31, 1994                                1,458,896
      Depreciation during the period                          171,912
      Deductions for real estate sold                        (457,966)
                                                      ---------------
Balance at December 31, 1995                                1,172,842
      Depreciation during the period                          153,141
                                                      ---------------
Balance at December 31, 1996                          $     1,325,983
                                                      ===============

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1996




                                                                                                         Principal
                                                                                                         Amount of
                                                                                                       Loans Subject
                                       Final     Periodic                  Face          Carrying      to Delinquent
                           Interest  Maturity     Payment     Prior      Amount of       Amount of     Principal or
    Description              Rate      Date        Terms      Liens      Mortgages       Mortgages       Interest
    -----------              ----      ----        -----      -----      ---------       ---------       --------
Commercial loans:

   Capitol Self Storage       9%       2006       $10,490       -       $1,250,000       $1,237,265         --

   Tanque Verde Self        9.66%-
     Storage                16.65%     1999       Various       -        1,000,000          940,714         --

   Pan American
     Office Building          9%       2000         2,828       -          337,035          331,943         --




The following shows the changes in the carrying amounts of mortgage loans during the periods:


Balance at January 1, 1994                                  $ 1,494,373
      Payments of principal                                     (29,581)
                                                            -----------
Balance at December 31, 1994                                  1,464,792
      New mortgage loan                                       1,587,035
      Payments of principal                                     (24,908)
      Payoff old mortgage loan                                 (489,497)
                                                            -----------
Balance at December 31, 1995                                  2,537,422
      Payments of principal                                     (27,500)
                                                            -----------
Balance at December 31, 1996                                $ 2,509,922
                                                            ===========