Form 10-K
period 1997-12-31
WHITEHALL CAPITAL INCOME FUND 86
filed 1998-04-15
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended DECEMBER 31, 1997.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED).

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of December 31, 1997, all shares of registrants's Limited Partnership interest were outstanding and held by non-affiliates (the officers, directors and general partner of the registrant, and owners of over 10% of the registrant's common stock, are considered affiliates for purposes of this calculation).

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

COMPETITION AND MARKET CONDITIONS

Occupancy rates and the Partnership's ability to maintain or increase rental rates are affected by numerous factors. These include seasonal demand and economic conditions. In seeking tenants, the Partnership relies on both internal and external sources for its properties. Long-term leases with established tenants for the Pan American Office Building and The Original Honey Baked Ham Store and McRae Square Shopping Center have provided steady rental rates and cash flow from operations. The Capitol Self Storage facility continues to maintain occupancy levels exceeding 85%.

ITEM 2.  PROPERTIES

During 1997, the Registrant owned five income producing real properties as described below.

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

Rental income for the Shopping Center was $82,887, $79,886 and $78,396 for 1997, 1996 and 1995, respectively. Operating expenses for the same years were $48,522, $39,547 and $43,177 respectively.

As of December 31, 1997 the Shopping Center is 100% occupied.

The Partnership paid to, in prior years, an affiliate of the General Partner an acquisition fee of $44,000 for its efforts in the negotiation, execution and purchase of the Shopping Center.

The property was unencumbered as of December 31, 1997.

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

The Property was completed in December 1984, and commenced operations during that month. There are 875 self-storage units within the Property. One hundred twenty-eight (14.6%) are 4'x5'x9' units, 110 (12.6%) are 3'x 4' units and 90 (10.3%) are 5'x12' units. The remainder of the units vary in size from 4'x4' to 11'x18'.

Monthly rents vary from $22.00 to $172.00 per unit. During 1997, the Property was over 90% occupied.

There are four self-storage facilities in the eastern Tucson, Arizona area which are in direct competition with the Property. They currently have occupancy ranges of approximately 90% to 95%, with rents substantially similar to the those charged by the Partnership.

The Property was sold on August 15, 1997 for $1,945,000 realizing a gain of $543,526.

Rental income from the Property was $301,756, $366,560 and $374,824 for 1997, 1996 and 1995, respectively. Operating expenses for the same years were $186,947, $306,377 and $324,237, respectively. Expenses in 1997 were lower due to appointment of new resident managers at lower salaries.

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

Occupancy rates were over 85% and rental income from Capitol Self Storage was $305,996 and $269,112 for 1997 and 1996, respectively.

Operating expenses for the same years were $279,424 and $259,841, respectively. Revenue was increased in 1997 due to rental increases and strict collection policies. Expenses were higher in 1997 due to computerization of on-site records. Rental income and operating expenses for 1995 were immaterial.

The exchange property, known as Capitol Self Storage, was acquired with a debt of $1,250,000 payable in monthly installments of principle and interest of $10,490 at nine percent (9%)annually, amortized over a twenty-five (25) year period with a ten (10) year balloon payment.

The property is held as collateral for a $1,250,000 mortgage with an outstanding balance of $1,220,801 as of December 31, 1997.

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

Rental revenue for the Pan Am Plaza was $83,597, $83,064 and $82,446 for 1997, 1996 and 1995, respectively. Operating expenses for the same years were $79,811, $72,423 and $65,793, respectively. Operating expenses include a five percent (5%) management fee and depreciation of approximately $14,000 annually.

The property was held as collateral for a mortgage of $327,337 outstanding as of December 31, 1997, which the Partnership assumed in 1995. The Partnership holds as collateral against said mortgage a collateral interest in a mortgage note against a Krogers in Atlanta, Georgia.

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

Rental revenue for this property was $40,606, $36,000 and $36,150 for 1997, 1996 and 1995, respectively. Operating expenses for the same years were $23,198, $18,628 and $30,897 respectively.

The property was not held as collateral for any mortgages outstanding as of December 31, 1997.

ATHENS SELF STORAGE

On May 23, 1988, the Partnership purchased a self-storage facility ("Athens Self Storage") in Athens, Georgia for a purchase price of $1,132,974. Of the original purchase price, $862,974 was allocated to the building and $270,000 was allocated to the land. The Athens Self Storage is comprised of a 3.4 acre parcel of land and mini storage warehouse, which is a 31,630 square foot storage facility. The property was purchased subject to a first mortgage for $643,872 and the mortgage was paid in full in 1989.

The Athens Self Storage was exchanged for a larger storage facility in Tucson, Arizona on December 19, 1995 at a difference of $535,000.

ORACLE OFFICE PLAZA IN TUCSON, ARIZONA

On November 29, 1993 the Partnership acquired a 50% undivided preferential interest in an office building ("Oracle") in Tucson, Arizona for $300,000.

The Partnership's investment was accounted for under the equity method. The Partnership was entitled to an annual return of 10% of its original investment. If the available net cash flow from the property was insufficient to pay the preferred return, 5600 N. Oracle Group, LLC ("5600"), the holder of the remaining undivided 50% interest, must contribute additional capital to pay the remainder. In the event the net cash flow exceeded the preferred return, the excess was to be distributed first to "5600" until they received distributions equal to the Partnership's preferred return and thereafter in accordance with the ownership percentages.

Operating deficits, if any, were to be funded by "5600" during the ownership of the property. A preferred return of $44,715, which was collected in monthly payments of $2,500, was received in 1995. A preferred return of $12,500, which was collected in monthly payments of $2,500, was received for the months of January through May of 1996.

The property incorporated three separate buildings, consisting of 6,800, 12,000 and 6,000 square feet, comprising approximately 2 acres located in the northwest region of Tucson, Arizona.

The Partnership sold its undivided 50% interest to the other 50% holder in interest on June 15, 1996 for $246,473, realizing a gain of $75,756.


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

As of December 31, 1997 the number of holders of record of Limited Partnership Interests of the Registrant was 741.


ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected operations data with respect to the Partnership for each of the five years in the period ended December 31, 1997:

                        For the Years Ending December 31,

                                           1997                1996              1995              1994              1993
----------------------------------------------------------------------------------------------------------------------------
TOTAL RENTAL REVENUES                    $814,842            $834,622          $755,653          $793,294          $785,080
----------------------------------------------------------------------------------------------------------------------------
RENTAL REVENUES LESS
   RENTAL OPERATING  EXPENSES             196,940             137,806            90,439           159,947            65,779
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                            42,644              46,501            44,629             3,741             7,143
----------------------------------------------------------------------------------------------------------------------------
ADMINISTRATION EXPENSES                    75,355             115,386           100,347            45,651            42,125
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                         357,132              (8,171)         (237,018)          (46,799)         (105,083)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME(LOSS)PER                         29.63               ( .68)           (19.06)           ( 3.92)           ( 0.01)
  LIMITED PARTNER
  UNITS
----------------------------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO                          966,942              83,534            41,762            125,206           41,762
  LIMITED PARTNERS
----------------------------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO
  LIMITED PARTNERS
  PER LIMITED
  PARTNER UNIT                              81.00                7.00              3.50             10.50               3.50
----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE
  NUMBER OF LIMITED
  PARTNER UNITS                            11,932              11,932            11,932            11,932             11,932
----------------------------------------------------------------------------------------------------------------------------
INVESTMENT PROPERTIES                   3,179,037           4,550,355         4,601,517         4,212,531          4,405,677
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                            3,845,719           5,504,064         5,630,206         4,012,790          5,037,511
----------------------------------------------------------------------------------------------------------------------------
LONG-TERM
  OBLIGATIONS                           1,548,138           2,509,922         2,537,422         1,464,792          1,494,373
----------------------------------------------------------------------------------------------------------------------------
NUMBER OF PROPERTIES
  OWNED                                 4                   5                 6                 6                 6
----------------------------------------------------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

The Partnership commenced its operations January 1, 1987 with the acquisition of McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. As of December 31, 1997, the Partnership has distributed $2,995,388 to the Limited Partners and $9,763 to the General Partner.

Revenues for the year ended December 31, 1997 decreased by $19,780 from the year ended December 31, 1996. The decrease was due primarily to a decrease in rental revenue from Tanque Verde Self Storage as a result of the sale of the property and offset somewhat by an increase in other rental income.

Revenues for the year ended December 31, 1996 increased by $154,725 over the year ended December 31, 1995. The increase in revenue was primarily due to the increase in rental revenue resulting from the exchange of Athens Self Storage with Capitol Self Storage and the gain on the sale of the investment in the Oracle Office Building.

Rental Operating Expenses for the year ended December 31, 1997 increased by $59,134 over the year ended December 31, 1996. The increase was due primarily to increased rental operating expenses occurred at the all of the partnership's properties.


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

Net income for the year ended December 31, 1997 improved by $365,303 from the year ended December 31, 1996 because of the decreased expenses discussed above and the gain on the sale of Tanque Verde Self Storage.

Net loss for the year ended December 31, 1996 increased by $228,847 from the year ended December 31, 1995 primarily due to the increased revenues and decreased expenses discussed above.




LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Partnership and distributions to Limited Partners should remain constant or decrease during 1998 depending whether sales of remaining real properties occur.

Net cash provided by operating activities was $75,899 for the year ended December 31, 1997 compared to $35,699 for the year ended December 31, 1996. Net cash provided by investing activities was $1,778,110 for the year ended December 31, 1997 and consisted of proceeds from the sale of the investment in the Tanque Verde Self Storage and distributions from the investment offset by purchases of property and equipment and deposits on rental property. Net cash used in financing activities was $1,938,039 for the year ended December 31, 1997 and consisted of distributions to partners and repayments of notes payable offset by proceeds from notes payable.

Net cash provided by operating activities was $35,699 for the year ended December 31, 1996 compared to($17,955)for the year ended December 31, 1995. Net cash provided by investing activities was $196,244 for the year ended December 31, 1996 and consisted of proceeds from the sale of the investment in the Oracle Office Buildings and distributions from the investment offset by purchases of property and equipment and deposits on rental property. Net cash used in financing activities was $111,024 for the year ended December 31, 1996 and consisted of distributions to partners and repayments of notes payable offset by proceeds from notes payable.

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


The liquidity of the Partnership relies almost entirely on the financial market fluctuation and availability of funds with regard to lending and investing in commercial property. Funds appear to be more readily available and therefore may provide greater liquidity to the Partnership in 1998 through the sale of the Partnership assets.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Auditors and the financial statements as set forth on pages F-1 to F-17 are hereby incorporated herein.



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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to and is set forth in Note 7 of Notes to the Financial Statements on page F-13 of this Form 10-K.



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements:
                  (1) The index to the Financial Statements is included on F-1 of this report.
                  (2) Financial Statement Schedules - F-15 through F-17.

         (b)      Reports on Form 8-K:
                  The Registrant did file a Form 8-K report during the fiscal year ended December 31, 1997.

         (c)      Exhibits required by Item 601 of Regulation S-K:
                  The Registrant does not have any exhibits attached to Form
10-K.

         (d)      Financial Statement Schedules required by Regulation S-X:
                  All required information is included in the financial statements on pages F-12 through F-19, or the financial statements and notes thereto.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Whitehall Income Fund - 86, A California Limited Partnership
                                  (Registrant)

                          By W & C Income Company, Ltd.
                        General Partner of the Registrant




Date: 4/13/98                               By: /s/ Jack C. West
      ------------------                       --------------------------------
                                               Jack C. West
                                               Managing Member

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
INDEPENDENT AUDITOR'S REPORT.....................................................................    F-2

BALANCE SHEETS - December 31, 1997 and 1996......................................................    F-3

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1997, 1996 and 1995..................    F-4

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) - For the Years Ended December 31, 1997,
         1996 and 1995...........................................................................    F-5

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1997, 1996 and 1995..................    F-6

NOTES TO FINANCIAL STATEMENTS....................................................................    F-7

FINANCIAL STATEMENT SCHEDULES:

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION .........................................   F-17

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE......................................................   F-19

                          INDEPENDENT AUDITOR'S REPORT


The Partners
Whitehall Income Fund - 86
(A California limited partnership)
Tucson, Arizona


We have audited the accompanying balance sheets of Whitehall Income Fund - 86 (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Income Fund - 86 (a California limited partnership) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2) of Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.




HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
February 11, 1998

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         ------------------------------
                                                                            1997               1996
                                                                         -----------        -----------
                                      ASSETS

     Rental properties, net of accumulated depreciation                  $ 3,179,037        $ 4,550,355
     Cash and cash equivalents                                               429,057            513,087
     Accounts receivable                                                       8,574             13,461
     Note receivable                                                         161,456            346,268
     Organization and loan closing costs, net of accumulated
         amortization of $9,615 and $46,396                                   36,537             51,693
     Deposits and other assets                                                31,058             30,000
                                                                         -----------        -----------

TOTAL ASSETS                                                             $ 3,845,719        $ 5,504,864
                                                                         ===========        ===========


                              LIABILITIES AND PARTNERS' CAPITAL


     Notes payable                                                       $ 1,548,138        $ 2,509,922
     Accounts payable                                                          6,082             24,480
     Accrued property taxes                                                   18,678             53,073
     Due to general partner                                                   10,607                844
     Due to related party                                                     26,828               --
     Other liabilities                                                        10,798             72,834
                                                                         -----------        -----------
         Total liabilities                                                 1,621,131          2,661,153

COMMITMENTS                                                                       --                 --

PARTNERS' CAPITAL
     Limited partners, 11,932 equity units authorized and
         outstanding for 1997 and 1996                                     2,271,287          2,884,218
     General partner, 1 equity unit authorized and outstanding for
         1997 and 1996                                                       (46,699)           (40,507)
                                                                         -----------        -----------
              Total partners' capital                                      2,224,588          2,843,711
                                                                         -----------        -----------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $ 3,845,719        $ 5,504,864
                                                                         ===========        ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                            1997            1996               1995
                                                         ----------       ---------        -----------
REVENUES:
     Rental                                              $  814,842       $ 834,622        $   755,653
     Gain on sale of investment in office building               --          75,756                 --
     Share of net income of office building                      --              --              3,201
     Gain on sale of rental property                        543,526              --                 --
     Other income                                            54,127          51,212             46,581
                                                         ----------       ---------        -----------
              Total Revenues                              1,412,495         961,590            805,435
                                                         ----------       ---------        -----------

EXPENSES:
     Rental operating:
         Depreciation                                       135,676         153,141            171,912
         Payroll and related taxes                           49,636          64,373             58,858
         Interest                                           198,138         229,664            183,074
         Other rental operating expenses                     95,857         110,915             97,330
         Taxes other than payroll                           100,442         106,455            110,440
         Repairs and maintenance                             25,729          12,932             19,879
         Advertising                                         12,424          19,336             15,721
     Operating Expenses:
         General and administrative                          75,355         115,386            100,347
         Payroll and related taxes                          126,360          94,678            210,290
         Professional fees                                   35,778          31,830             46,405
         Amortization                                        15,156          10,387             28,197
     Share of net loss of office building                        --          20,664                 --
     Write down of note receivable to fair value            184,812              --                 --
                                                         ----------       ---------        -----------
              Total expenses                              1,055,363         969,761          1,042,453
                                                         ----------       ---------        -----------

NET INCOME (LOSS)                                        $  357,132       $  (8,171)       $  (237,018)
                                                         ==========       =========        ===========

NET INCOME (LOSS) ATTRIBUTED TO:
     Limited partners                                    $  353,561       $  (8,089)       $  (234,648)
                                                         ==========       =========        ===========
     General partner                                     $    3,571       $     (82)       $    (2,370)
                                                         ==========       =========        ===========

NET INCOME (LOSS) PER LIMITED PARTNER UNIT               $    29.63       $   (0.68)       $    (19.86)
                                                         ==========       =========        ===========

DISTRIBUTIONS PER LIMITED PARTNER UNIT                   $    81.00       $    7.00        $      3.50
                                                         ==========       =========        ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNER UNITS                                           11,932          11,932             11,932
                                                         ==========       =========        ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                            GENERAL           LIMITED
                                            PARTNER           PARTNERS              TOTAL
                                            --------         -----------         -----------
BALANCE (DEFICIT), January 1, 1995          $(36,789)        $ 3,252,241         $ 3,215,452

        Net loss for 1995                     (2,370)           (234,648)           (237,018)
        Capital distributions                   (422)            (41,762)            (42,184)
                                            --------         -----------         -----------

BALANCE (DEFICIT), December 31, 1995         (39,581)          2,975,831           2,936,250

        Net loss for 1996                        (82)             (8,089)             (8,171)
        Capital distributions                   (844)            (83,524)            (84,368)
                                            --------         -----------         -----------

BALANCE (DEFICIT), December 31, 1996         (40,507)          2,884,218           2,843,711

        Net income for 1997                    3,571             353,561             357,132
       Capital distributions                  (9,763)           (966,492)           (976,255)
                                            --------         -----------         -----------

BALANCE (DEFICIT), December 31, 1997        $(46,699)        $ 2,271,287         $ 2,224,588
                                            ========         ===========         ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     1997              1996              1995
                                                                 -----------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $   357,132         $  (8,171)        $(237,018)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                               150,832           163,528           200,109
         Share of net (income) loss of office building                    --            20,664            (3,201)
         Gain on sale of investment in office building                    --           (75,756)               --
         Gain on sale of rental property                            (543,526)               --                --
         Write down of note receivable to fair value                 184,812                --                --
         Changes in assets and liabilities:
              Accounts receivable                                      4,887            (1,209)          (12,252)
              Note receivable                                             --           (49,130)               --
              Accounts payable                                       (18,398)            8,126             7,723
              Accrued property taxes                                 (34,395)          (13,856)            4,882
              Due to general partner                                   9,763           (31,087)              422
              Due to related party                                    26,828
              Other liabilities                                      (62,036)           22,590            21,380
                                                                 -----------         ---------         ---------
         Net cash provided by (used in)
              operating activities                                    75,899            35,699           (17,955)
                                                                 -----------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (43,116)          (21,979)               --
     Payments for organization and loan closing costs                     --                --           (46,152)
     Deposit on rental property                                           --           (30,000)               --
     Proceeds from sale of rental property                         1,821,226                --           160,363
     Proceeds from sale of investment in office building                  --           235,723                --
     Distribution from investment in office building                      --            12,500            41,514
                                                                 -----------         ---------         ---------
         Net cash provided by investing activities                 1,778,110           196,244           155,725
                                                                 -----------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                      (976,255)          (84,368)          (42,184)
     Proceeds from notes payable                                          --           113,413                --
     Repayments of notes payable                                    (961,784)         (140,069)          (24,908)
                                                                 -----------         ---------         ---------
         Net cash used in financing activities                    (1,938,039)         (111,024)          (67,092)
                                                                 -----------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                      (84,030)          120,919            70,678

CASH AND CASH EQUIVALENTS, beginning of year                         513,087           392,168           321,490
                                                                 -----------         ---------         ---------

CASH AND CASH EQUIVALENTS, end of year                           $   429,057         $ 513,087         $ 392,168
                                                                 ===========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash paid for interest                                      $   207,000         $ 230,000         $ 183,000
                                                                 ===========         =========         =========
     Non-cash activity:
         Financing of note payable with a note
              receivable                                         $        --         $      --         $ 337,035
                                                                 ===========         =========         =========
         Exchange of property and notes payable, net             $        --         $      --         $ 595,962
                                                                 ===========         =========         =========


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

     Distributions of cash from operations, as defined, are divided 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received their priority return. The Limited Partners are entitled to a non-cumulative non-compounded return on adjusted invested capital, as defined in the Partnership Agreement, of 7% in 1986, 8% in 1987, and 9% in 1988, and 10% per annum thereafter. After this priority return is received, distributions are divided 5% to the General Partner and 95% to the Limited Partners. As of December 31, 1997 the Limited Partners had not received their non-cumulative priority return.

     Fees - The General Partner provides property management and leasing services to the Partnership and is compensated at the rate of 5% of the gross receipts from the properties (see Note 7). Such fee was paid and recognized as an expense for the years ended December 31, 1997, 1996 and 1995. The General Partner is also entitled to a partnership management fee of 5% of all distributions of cash from operations after the Limited Partners have received their priority return. As of December 31, 1997, the limited partners had not received their non-cumulative priority return (see allocations and distributions above); therefore, the general partner is not entitled to the partnership management fee.

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

     Net Income (Loss) Per Limited Partner Unit - Net income (loss) per limited partner unit has been computed for each fiscal year on the basis of the weighted average number of limited partner units outstanding.

     Amortization - Organization costs of the Partnership are capitalized and amortized over five years using the straight line method. Loan closing costs are amortized over the lives of the loans using the straight line method.

     Income Taxes and Other - The activity of the Partnership is included in the respective tax returns of the partners and no income taxes are provided or imposed at the Partnership level. These financial statements do not give effect to any assets that the partners may have outside their interests in the Partnership, nor to any obligations, including income taxes, of the partners.

     Use of Estimates - The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Partnership's financial statements are based upon a number of significant estimates, including the estimated useful lives selected for property and equipment and intangible assets. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of certificates of deposit.

     Reclassifications - Certain reclassifications were made to the 1996 and 1995 financial statements in order to conform to the 1997 presentation. Such reclassifications had no effect on the net loss previously reported.

     Impact of Recently Issued Standards - The FASB recently issued Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" (FASB130) and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information" (FASB131). FASB130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     resulting from investments by owners and distributions to owners. Among other disclosures, FASB130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FASB131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise". FASB131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FASB131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     FASB130 and FASB131 are effective for financial statement for period beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

2.   RENTAL PROPERTIES:

     The Partnership currently owns four rental properties. On August 14, 1997, the Partnership sold Tanque Verde Self Storage for $1,945,000, net of related expenses. The gain on the sale of the property was $543,526.

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

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     Below is a summary of the properties' cost and related depreciation as of December 31, 1997, 1996 and 1995, and revenue and related expenses, consisting of rental, depreciation and interest, for the years ended December 31, 1997, 1996, and 1995:


     1997

                                                       MCRAE                       PAN AMERICAN    HONEY BAKED
                                                      SHOPPING      TANQUE VERDE     OFFICE          HAM IN         CAPITOL
                                       TOTAL          CENTER        SELF-STORAGE     BUILDING       LOUISIANA     SELF-STORAGE
                                    -----------      ---------      -----------      ---------      ---------      -----------
     Buildings and improvements     $ 3,304,266      $ 734,611      $        --      $ 464,228      $ 468,614      $ 1,636,813
     Accumulated depreciation          (610,146)      (254,929)              --       (126,531)      (134,180)         (94,506)
     Land                               484,917         59,229               --        162,850        150,000          112,838
                                    -----------      ---------      -----------      ---------      ---------      -----------
     Net property                   $ 3,179,037      $ 538,911      $        --      $ 500,547      $ 484,434      $ 1,655,145
                                    ===========      =========      ===========      =========      =========      ===========

     Rental revenue                 $   814,842      $  82,887      $   301,756         83,597      $  40,606      $   305,996
     Expenses                           617,902         48,522          186,947         79,811         23,198          279,424
                                    -----------      ---------      -----------      ---------      ---------      -----------
                                    $   196,940      $  34,365      $   114,809      $   3,786      $  17,408      $    26,572
                                    ===========      =========      ===========      =========      =========      ===========

     1996

     Buildings and improvements     $ 5,182,390      $ 734,611      $ 1,921,240      $ 459,197      $ 455,072      $ 1,612,270
     Accumulated depreciation        (1,325,983)      (231,608)        (815,366)      (111,626)      (119,153)         (48,230)
     Land                               693,948         59,229          209,031        162,850        150,000          112,838
                                    -----------      ---------      -----------      ---------      ---------      -----------
     Net property                   $ 4,550,355      $ 562,232      $ 1,314,905      $ 510,421      $ 485,919      $ 1,676,878
                                    ===========      =========      ===========      =========      =========      ===========

     Rental revenue                 $   834,622      $  79,886      $   366,560      $  83,064      $  36,000      $   269,112
     Expenses                           696,816         39,547          306,377         72,423         18,628          259,841
                                    -----------      ---------      -----------      ---------      ---------      -----------
                                    $   137,806      $  40,339      $    60,183      $  10,641      $  17,372      $     9,271
                                    ===========      =========      ===========      =========      =========      ===========

     1995
                                                                 TANQUE           PAN          HONEY
                                                   MCRAE          VERDE         AMERICAN        BAKED          CAPITOL       ATHENS
                                                  SHOPPING        SELF          OFFICE         HAM IN          SELF          SELF
                                    TOTAL          CENTER        STORAGE        BUILDING      LOUISIANA       STORAGE       STORAGE
                                  -----------     ---------     -----------     ---------     ---------     -----------     --------
     Buildings and improvements   $ 5,160,411     $ 734,611     $ 1,921,240     $ 437,218     $ 455,072     $ 1,612,270     $     --
     Accumulated depreciation      (1,172,842)     (208,287)       (755,375)      (97,746)     (104,544)         (6,890)          --
     Land                             693,948        59,229         209,031       162,850       150,000         112,838           --
                                  -----------     ---------     -----------     ---------     ---------     -----------     --------
     Net property                 $ 4,681,517     $ 585,553     $ 1,374,896     $ 502,322     $ 500,528     $ 1,718,218     $     --
                                  ===========     =========     ===========     =========     =========     ===========     ========

     Rental revenue               $   755,653     $  78,396     $   374,824        82,446     $  36,150     $     8,518     $175,319
     Expenses                         657,214        43,177         324,237        65,793        30,897          24,074      169,036
                                  -----------     ---------     -----------     ---------     ---------     -----------     --------
                                  $    98,439     $  35,219     $    50,587     $  16,653     $   5,253     $   (15,556)    $  6,283
                                  ===========     =========     ===========     =========     =========     ===========     ========


     During 1997 and 1996, two tenants each accounted for approximately 10% of rental revenue. During 1995 one tenant accounted for approximately 11% of rental revenue.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENT

3.   INVESTMENT IN OFFICE BUILDING:

     On November 29, 1993 the Partnership acquired a 50% undivided preferential interest in an office building ("Oracle") in Tucson, Arizona for $300,000.

     On June 15, 1996, the Partnership sold its investment in the office building for $246,473, net of related expenses. The gain on the sale of the investment was $75,756.

     The condensed statement of operations of Oracle for the periods ended June 15, 1996 and December 31, 1995 are presented below:

                                                        1996             1995
                                                     ---------         --------
     Revenues                                        $ 107,947         $205,362
     Expenses                                          149,275          198,960
                                                     ---------         --------
     Net income (loss)                               $ (41,328)        $  6,402
                                                     =========         ========

     Partnership's share of net income (loss)        $ (20,664)        $  3,201
                                                     =========         ========

     A condensed balance sheet of Oracle has not been provided due to the immateriality of the Company's 50% undivided interest in the office building.


4.   NOTE RECEIVABLE:

     Prior to 1995, one of the properties of the Partnership was held as collateral for a note payable of the original owner. During 1995, the Partnership assumed this note payable in exchange for a note receivable with collateral of a second trust deed on an operating property in Atlanta from the original note holder. When the note receivable became due in June 1997, the original owner could not pay the balance due on the note. The Partnership took the collateral and wrote down the note receivable to the estimated fair value of the collateral.

     The second trust deed has an interest rate of 9.5%. The principal and interest is received in monthly installments of $14,074 through November 4, 2004. Since the second trust deed wraps the first trust deed on the Atlanta property, the monthly installments of the second trust deed are reduced by the monthly payments of $12,400 to the first trust deed through February 2004.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENT

5.   NOTES PAYABLE:

     Notes payable consisted of:

                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                        1997           1996
                                                                                     ----------     ----------
     $1,250,000 non-recourse note payable to bank with interest at 9% through
     February 2006; principal and interest payable in monthly installments of
     $10,490 through February 2006, at which time the remaining balance becomes
     due; collateralized by Capitol real and personal property                       $1,220,801     $1,237,265

     $1,000,000 non-recourse note payable to bank with interest adjusted semi-annually to 3.5% above the coupon rate with a 16.65% maximum and 9.66%
     minimum rate, 9.66% at December 31, 1996; principal and interest payable monthly with the unpaid balance due September 1999; collateralized by
     Tanque Verde real and personal property. This note was
     paid in full on August 14, 1997                                                         --        940,714

     $337,035 note payable to life insurance company with interest at 9% through
     August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due;
     collateralized by Pan American real property                                       327,337        331,943
                                                                                     ----------     ----------


                                                                                     $1,548,138     $2,509,922
                                                                                     ==========     ==========


     Future maturities of notes payable are as follows:

           YEAR                            AMOUNT
           ----                            ------
           1998                        $     19,500
           1999                              23,184
           2000                             337,814
           2001                              21,672
           2002                              23,705
           Thereafter                     1,122,263
                                       ------------
                                       $  1,548,138
                                       ============

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


6.   LEASES:

     Future minimum lease payments to be received on non-cancelable leases are as follows:

                     YEAR                      AMOUNT
                     ----                      ------
                     1998                     $ 167,805
                     1999                        74,080
                     2000                        20,028
                                              ---------
                                              $ 261,913
                                              =========

7.   RELATED PARTY TRANSACTIONS:

     At December 31, 1997 and 1996 the General Partner was owed $9,763 and $844, respectively, for distributions of cash from operations, as defined in the partnership agreement.

     In 1997, 1996 and 1995 the Partnership was charged property management and leasing fees of $36,921, $43,159 and $42,230 by an affiliate of the former General Partner. In 1997, 1996 and 1995, the Partnership incurred payroll expenses relating to certain of the former General Partner's employees and other administrative expenses totaling $195,728, $267,213, and $275,125, respectively. Additionally during 1995, costs related to the exchange of Capitol Self Storage for Athens Self Storage of $46,152 were paid to a former General Partner and capitalized by the Partnership as organization costs. Certain amounts of the administrative expenses paid a former General Partner are allocated to the Partnership based upon a former General Partner's estimates.


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

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



     Financial instruments that subject the Partnership to credit risk consist principally of a note and accounts receivable and cash on deposit.

     At December 31, 1997, the Partnership maintained cash balances with a commercial bank which were approximately $315,393 in excess of FDIC insurance limits.

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

     At December 31, 1997, cash, accounts receivable, accounts payable and notes payable have fair values that approximate book values based on their short term or demand maturity.

     The fair value of the note receivable is based on estimated discounted cash flows. The fair value of these instruments approximates book value at December 31, 1997.

                          FINANCIAL STATEMENT SCHEDULES

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997



The following shows the changes in the total amounts at which real estate was carried during the periods:

     Balance at January 1, 1995              $ 5,671,427
           Purchases                           1,725,108
           Cost of real estate sold           (1,542,176)
                                             -----------
     Balance at December 31, 1995              5,854,359
           Purchases                              21,979
                                             -----------
     Balance at December 31, 1996              5,876,338
           Purchases                              43,116
           Cost of real estate sold           (2,130,271)
                                             ------------
     Balance at December 31, 1997            $ 3,789,183
                                             ===========

     The following shows changes in accumulated depreciation during the periods:

     Balance at January 1, 1995                     $ 1,458,896
           Depreciation during the period               171,912
           Deductions for real estate sold             (457,966)
                                                    -----------
     Balance at December 31, 1995                     1,172,842
           Depreciation during the period               153,141
                                                    -----------
     Balance at December 31, 1996                     1,325,983
           Depreciation during the period               135,676
           Deductions for real estate sold             (851,513)
                                                    -----------
     Balance at December 31, 1997                   $   610,146
                                                    ===========

                           WHITEHOUSE INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997


                                             FINAL           PERIODIC                           FACE            CARRYING
                            INTEREST        MATURITY          PAYMENT          PRIOR          AMOUNT OF         AMOUNT OF
      DESCRIPTION              RATE           DATE             TERMS           LIENS          MORTGAGES         MORTGAGES
-----------------------     ---------      ----------       -----------       -------       ------------       -----------
Commercial loans:
  Capital Self
      Storage                  9%             2006        $       10,490           -         $ 1,250,000         $ 1,220,801
  Pan American
  Office Building              9%             2000                 2,828           -             337,035             327,337

      The following shows the changes in the carrying amounts of mortgage loans during the periods:

     Balance at January 1, 1995              $ 1,464,792
           New mortgage loan                   1,587,035
           Payments of principal                 (24,908)
           Payoff old mortgage loan             (489,497)
                                             -----------
     Balance at December 31, 1995              2,537,422
           Payments of principal                 (27,500)
                                             -----------
     Balance at December 31, 1996              2,509,922
           Payments of principal                (961,784)
                                             -----------
     Balance at December 31, 1997            $ 1,548,138
                                             ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                                                           COSTS CAPITALIZED
                                        INITIAL COST TO PARTNERSHIP                     SUBSEQUENT TO ACQUISITION
                          ----------------------------------------------------       -------------------------------
                                                                  BUILDING AND
   DESCRIPTION            INCUMBRANCES            LAND            IMPROVEMENTS       IMPROVEMENTS     CARRYING COSTS
   -----------            ------------            ----            ------------       ------------     --------------
McRae Shopping
  Center                   $       --          $   59,229          $  734,611          $    --          $     --
Pan American
  Office Building             327,337             162,850             437,217           27,011                --
Honey Baked Ham
  in Louisiana                     --             150,000             450,000           18,614                --
Capitol Self
  Storage                   1,220,801             112,838           1,612,270           24,543                --
                           ----------          ----------          ----------          -------          --------
                           $1,548,138          $  484,917          $3,234,098          $70,168                --
                           ==========          ==========          ==========          =======          ========


                                                                                                                     LIFE ON WHICH
                                GROSS AMOUNTS AT WHICH CARRIED AT CLOSED OF PERIOD                                   DEPRECIATION
                      ---------------------------------------------------------------                              IN LATEST INCOME
                                       BUILDING AND                    ACCUMULATED       DATE OF         DATE         STATEMENTS IS
   DESCRIPTION            LAND          IMPROVEMENTS        TOTAL       DEPRECIATION   CONSTRUCTION     ACQUIRED        COMPUTED
   -----------            ----          ------------        -----       ------------   ------------     --------       ------------
McRae Shopping
  Center              $   59,229        $  734,611       $  793,840       $254,929          1985          1986          31.5 years
Pan American
  Office Building        162,850           464,228          627,078        126,531          1984          1987          31.5 years
Honey Baked Ham
  in Louisiana           150,000           468,614          618,614        134,180          1978          1988          31.5 years
Capitol Self
  Storage                112,838         1,636,813        1,749,651         94,506          1984          1995          39.0 years
                      ----------        ----------       ----------       --------          ----          ----          ----------
                      $  484,917        $3,304,266       $3,789,183       $610,146
                      ==========        ==========       ==========       ========




                                   (CONTINUED)