Form 10-Q
period 1998-03-31
WHITEHALL CAPITAL INCOME FUND 86
filed 1998-05-05
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Under Sections 13 or 15(d) of the

                       Securities and Exchange Act of 1934

For the Quarter ended March 31, 1998              Commission File No. 33-3377-LA


           WHITEHALL INCOME FUND-86, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           California                                     86-0543325
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                6418 E. TANQUE VERDE, SUITE 105, TUCSON, AZ 85715
               (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code (602)750-0500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [___]

The registrant is a limited partnership and issues limited partnership interest, the economic attributes of which are represented by "Units".

                            WHITEHALL INCOME FUND-86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO THE FINANCIAL STATEMENT
                                 March 31, 1998

                         Note 1 - Nature of the business


Whitehall Income Fund-86 (the Partnership) was formed on December 15, 1985 for the purpose of investing in, holding, developing and managing income producing property which is improved or to be improved and engaging in any other related business activity. The general partner of the Partnership is W & C Income Company, Ltd., a California limited partnership. No operational activity occurred for the period from inception to December 31, 1985.

In connection with an initial registration statement dated July 16, 1986, the Partnership offered 15,000 units of limited partnership interest for a total of $7,500,000. The sum of $5,966,000 was raised through the sale of 11,932 units, which is in excess of the $1,650,000 minimum offering requirement. The offering was closed July 16, 1987.

Note 2 - Summary of significant accounting policies:

Basis of accounting-

The accounts of the partnership are maintained on the accrual basis of accounting.

Investment property-

Investment property is recorded at cost net of accumulated depreciation. The Partnership capitalizes and depreciates all buildings used for investment income over thirty-one years using an accelerated method for financial reporting purposes.

Repairs and maintenance of the property are charged to expense as incurred and renewals and betterments are capitalized.

Organizational costs-

Organizational costs have been capitalized and are being amortized over a 5-year period using the straight line method. Loan closing costs are amortized over the life of the loan using the straight line method.

Income taxes-

No provision for income taxes is necessary in the financial statements of Whitehall Income Fund-86 because, as a Partnership, it is not subject to income tax. The tax effect of its activities accrue to the partners.

Note 3 - Related Party Transaction:

At December 31, 1997 the general partner was owed $10,607 for distributions from operations that were not paid.

In 1997, the Partnership owed $26,828 for various general and administrative expenses that had been paid by the general partner and affiliates.

Note 4 - Long-Term Debt

The Partnership had the following obligations at March 31, 1998:

$1,218,223 balance on a non-recourse note payable to bank with interest at 9% through February 2006; principal and interest payable in monthly installments of $10,490 through February 2006, at which time the remaining balance becomes due. The Note is secured by Capitol Self Storage's real and personal property.

$327,337 note payable to life insurance company with interest of 9% through August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due; collateralized by Pan American real property.

Future maturities of notes payable are as follows:


         1998                                             19,500
         1999                                             23,184
         2000                                            337,814
         2001                                             21,672
         2002                                             23,705
         Thereafter                                    1,122,263
                                                       ---------
                                                       1,548,138
                                                       =========

Note 5 - Investment Property:

The Partnership has purchased six income producing properties and sold two.

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1) OPERATIONS

         Whitehall Income Fund-86 commenced operations January 1, 1987, with the acquisition of the McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. The properties have been operating at projected levels. As of March 31, 1998, the Partnership has distributed $2,994,935 to the Limited Partners and $38,131 to the General Partner.

Rental revenues less rental operating expenses has decreased from 1997 to 1998. This is due primarily to a decrease in rental revenue from Tanque Verde Self Storage as a result of the sale of the property. Growth in inflation levels could cause substantial increases in the Partnership's operating expenses in subsequent years. Management does not foresee any significant changes in operating expenses for the year ended December 31, 1998. The Partnership feels that they have adequate cash reserves to meet working capital requirements as they arise.

(2) CAPITAL RESOURCES & LIQUIDITY

         The cash position of the Partnership and distributions to the Limited Partners will decrease during 1998 due to the sale of Tanque Verde/Kolb Self Storage. Excess cash flow from properties is being distributed every quarter to the Limited Partners. Distributions to the Limited Partners in 1998 could be less than 1997 although the time and amount is at the sole subjective discretion of the General Partner.

                            PART II OTHER INFORMATION


Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Registrant is a party or which the Registrant's property is subject.

Item 2. Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         Exhibits - None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 4/30/98                       By: /s/ Jack C. West
                                       ----------------------------
                                        Jack C. West
                                        Managing Partner

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

       STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                                MARCH 31, 1998     MARCH 31, 1997
REVENUE:
   Rents                                          $   119,726           218,118
   Interest Income                                      9,587

OPERATING EXPENSES:
   General & Administrative                            33,438            66,934
   Amortization & Depreciation                         27,012            40,303
   Interest                                            23,209            56,721
   Rental Operating Expenses                           47,601            78,039
                                                  -----------       -----------
                                                      131,260           241,997

   NET INCOME (LOSS)                                   (1,947)          (23,879)

PARTNERS CAPITAL (DEFICIT)
BEGINNING OF PERIOD                                 2,224,588         2,844,254

CURRENT EARNINGS                                       (1,947)          (23,879)
PARTNERS' DISTRIBUTIONS
DURING PERIOD                                               0           (41,763)
                                                  -----------       -----------
PARTNERS' CAPITAL (DEFICIT)
END OF PERIOD                                     $ 2,222,641         2,778,612
                                                  ===========       ===========

              The accompanying notes to these financial statements
                     are an integral part of this statement

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                                      MARCH 31, 1998   DECEMBER 31, 1997
                                     ASSETS

Cash in Bank                                            $  440,785           429,057
Tenant Accounts Receivable                                       0             8,574
Prepaid Expenses                                            12,958            31,058
Other Receivables                                          191,456           161,456

Investment Properties - Net                              3,154,238         3,179,037

Organization Costs and loan closing
costs (net of accumulated amortization)                     35,383            36,537
                                                        ----------        ----------

TOTAL ASSETS                                            $3,834,820         3,845,719
                                                        ==========        ==========


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Accounts Payable                                        $        0             6,082
Accrued Property Taxes                                      10,798            18,678
Due to Related Parties                                      37,435            37,435
Other Liabilities                                           19,237            10,798

Notes Payable                                            1,544,710         1,548,138
                                                        ----------        ----------

TOTAL LIABILITIES                                        1,612,180         1,621,131

TOTAL PARTNERS' CAPITAL                                  2,222,640         2,224,588
                                                        ----------        ----------

TOTAL LIABILITIES AND EQUITY                            $3,834,820         3,845,719
                                                        ==========        ==========

              The accompanying notes to these financial statements
                     are an integral part of this statement