Form 10-Q
period 1998-06-30
WHITEHALL CAPITAL INCOME FUND 86
filed 1998-10-13
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Under Sections 13 or 15(d) of the

                       Securities and Exchange Act of 1934

For the Quarter ended June 30, 1998               Commission File No. 33-3377-LA


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

                        NOTES TO THE FINANCIAL STATEMENT
                                  Jane 30, 1998

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

Note 4 - Long-Term Debt

The Partnership had the following obligations at June 30, 1998:

$1,212,646 balance on a non-recourse note payable to bank with interest at 9% through February 2006; principal and interest payable in monthly installments of $10,490 through February 2006, at which time the remaining balance becomes due. The Note is secured by Capitol Self Storage's real and personal property.

$325,441 note payable to life insurance company with interest of 9% through August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due; collateralized by Pan American real property.

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

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 7/31/98                       By: /s/ Jack C. West
                                    Jack C. West,    Managing Partner

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

       STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                   JUNE 30, 1998      JUNE 30, 1997

REVENUE:
   Rents                             $   279,811            456,645

OPERATING EXPENSES:
   General & Administrative               71,765             37,525
   Amortization & Depreciation            54,023             80,604
   Interest                               69,472             98,848
   Rental Operating Expenses             105,782            281,682
                                     -----------        -----------

                                         301,042            498,659

   NET INCOME (LOSS)                     (21,231)           (42,014)


PARTNERS CAPITAL (DEFICIT)
BEGINNING OF PERIOD                    2,222,641          2,802,492

CURRENT EARNINGS                         (21,231)           (42,014)
PARTNERS' DISTRIBUTIONS
DURING PERIOD                                  0            (41,762)

                                     -----------        -----------
PARTNERS' CAPITAL (DEFICIT)
END OF PERIOD                        $ 2,201,410          2,718,716
                                     ===========        ===========


              The accompanying notes to these financial statements
                     are an integral part of this statement

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)



        STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                                                  JUNE 30, 1998  DECEMBER 31, 1997
                           ASSETS

Cash in Bank                                                       $  441,426          429,057
Tenant Accounts Receivable                                                  0            8,574
Prepaid Expenses                                                       12,958           31,058
Other Receivables                                                     161,456          161,456

Investment Properties - Net                                         3,128,380        3,179,037

Organization Costs and loan closing
costs (net of accumulated amortization)                                64,230           36,537
                                                                   ----------       ----------

TOTAL ASSETS                                                       $3,808,450        3,845,719
                                                                   ==========       ==========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts Payable                                                   $        0            6,082
Accrued Property Taxes                                                 18,678           18,678
Due to Related Parties                                                 37,435           37,435
Other Liabilities                                                      11,280           10,798

Notes Payable                                                       1,537,700        1,548,138
                                                                   ----------       ----------

TOTAL LIABILITIES                                                   1,605,093        1,621,131

TOTAL PARTNERS' CAPITAL                                             2,203,357        2,224,588
                                                                   ----------       ----------

TOTAL LIABILITIES AND EQUITY                                       $3,808,450        3,845,719
                                                                   ==========       ==========


              The accompanying notes to these financial statements
                     are an integral part of this statement