Form 10-Q
period 1998-09-30
WHITEHALL CAPITAL INCOME FUND 86
filed 1998-11-24
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Under Sections 13 or 15(d) of the

                       Securities and Exchange Act of 1934

For the Quarter ended September 30, 1998          Commission File No. 33-3377-LA


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

                        NOTES TO THE FINANCIAL STATEMENT
                               September 30, 1998

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

Note 4 - Long-Term Debt

The Partnership had the following obligations at September 30, 1998:

$1,209,845 balance on a non-recourse note payable to bank with interest at 9% through February 2006; principal and interest payable in monthly installments of $10,490 through February 2006, at which time the remaining balance becomes due. The Note is secured by Capitol Self Storage's real and personal property.

$324,270 balance on a non-recourse note payable to life insurance company with interest of 9% through August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due; collateralized by Pan American real property.

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

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1) OPERATIONS

         Whitehall Income Fund-86 commenced operations January 1, 1987, with the acquisition of the McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. The properties have been operating at projected levels. As of September 30, 1998, the Partnership has distributed $2,994,935 to the Limited Partners and $38,131 to the General Partner.

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


Date: 10/31/98                       By: /s/ Jack C. West
                                     Jack C. West, Managing Partner

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                                               SEPTEMBER 30, 1998  DECEMBER 31, 1997
                            ASSETS
                            ------
Cash in Bank                                                        $  472,082           429,057
Tenant Accounts Receivable                                                   0             8,574
Prepaid Expenses                                                        12,958            31,058
Other Receivables                                                      161,456           161,456

Investment Properties - Net                                          3,102,522         3,179,037

Organization Costs and loan closing
costs (net of accumulated amortization)                                 33,076            36,537
                                                                    ----------        ----------

TOTAL ASSETS                                                        $3,782,094         3,845,719
                                                                    ==========        ==========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                 -------------------------------------------

Accounts Payable                                                    $        0             6,082
Accrued Property Taxes                                                  18,678            18,678
Due to Related Parties                                                  37,435            37,435
Other Liabilities                                                       11,272            10,798

Notes Payable                                                        1,532,699         1,548,138
                                                                    ----------        ----------

TOTAL LIABILITIES                                                    1,600,084         1,621,131

TOTAL PARTNERS' CAPITAL                                              2,182,010         2,224,588
                                                                    ----------        ----------

TOTAL LIABILITIES AND EQUITY                                        $3,782,094         3,845,719
                                                                    ==========        ==========

              The accompanying notes to these financial statements
                     are an integral part of this statement

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

       STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)


                                                          SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
REVENUE:
   Rents                                                      $   405,968             649,529

   Gain on Investment                                                                 159,266

OPERATING EXPENSES:
   General & Administrative                                       103,779              41,541
   Amortization & Depreciation                                     81,034             113,096
   Interest                                                       101,598             163,227
   Rental Operating Expenses                                      162,142             249,211
                                                              -----------         -----------

                                                                  448,553             567,075

   NET INCOME (LOSS)                                              (42,585)             82,454


PARTNERS CAPITAL (DEFICIT)
BEGINNING OF PERIOD                                             2,224,588           2,844,254

CURRENT EARNINGS                                                  (42,578)             82,454
PARTNERS' DISTRIBUTIONS
DURING PERIOD                                                           0             (83,524)

                                                              -----------         -----------
PARTNERS' CAPITAL (DEFICIT)
END OF PERIOD                                                 $ 2,182,010           2,843,184
                                                              ===========         ===========

              The accompanying notes to these financial statements
                     are an integral part of this statement