Form 10-K
period 1998-12-31
WHITEHALL CAPITAL INCOME FUND 86
filed 1999-04-14
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended DECEMBER 31, 1998.

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934(NO FEE REQUIRED).

For the transition period from _____________  to _______________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

As of December 31, 1998 all units of registrant's Limited Partnership were outstanding and held by non-affiliates (the officers, directors and general partner of the registrant, and owners of over 10% of the registrant's units, are considered affiliates for purposes of this calculation).

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

ITEM 1. BUSINESS

GENERAL

Whitehall Income Fund-86 Limited (the "Registrant" or the "Partnership") is a limited partnership formed in 1985 under the Limited Partnership Act of the State of California to acquire, improve, operate and hold for investment income producing real property. The Partnership's purpose is to purchase Properties and to own and operate the Properties for a period of five to ten years. Currently, the Partnership employs approximately 7 individuals.

The Registrant has acquired two self storage facilities, a shopping center, a restaurant building and one office building for a total cost of $5,876,388 as further described in Item 2.

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

ITEM 2.  PROPERTIES

During 1998, the Registrant owned four income producing real properties as described below.

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

The Shopping Center's current tenants include Rite Aid Drug, the drugstore chain subsidiary of Rite Aid Corporation. Another major tenant is Family Dollar Stores, Inc., a discount variety store. Family Dollar Store's initial lease term expired during December 31, 1994, with six (6) five-year options; Rite Aid Drug's initial lease term expired May 25, 1995, with four (4) five-year options. Each tenant has exercised its first option for a period of five (5) years. Family Dollar's annual base rent is $26,000; Rite Aid is $48,067.50, with no change during the first option period.

The Partnership, under the terms of the Shopping Center leases and options, is entitled to receive as additional rental, subject to certain offsets, percentage rental participation of two percent (2%) to two and one-half percent (2.5%) of annual gross sales, above certain sales levels.

The Shopping Center is directly across the highway from the Winn Dixie Shopping Center that contains two department stores similar to the Family Dollar and Rite Aid Drug. There are retail shopping areas in Helens, .5 miles to the west and in McRae .3 miles east, which contain two drug stores. These retail establishments compete with the establishments that are lessees of the McRae Square Shopping Center.

Rental income for the Shopping Center was $79,841, $82,887 and $79,886 for 1998, 1997, and 1996, respectively. Operating expenses for the same years were $39,461, $48,522 and $39,547, respectively.

As of December 31, 1998 the Shopping Center is 100% occupied.

The Partnership paid to, in prior years, an affiliate of the General Partner an acquisition fee of $44,000 for its efforts in the negotiation, execution and purchase of the Shopping Center.

The property was unencumbered as of December 31, 1998.

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

Rental income from the Property was $301,756 and $366,560 for 1997 and 1996, respectively. Operating expenses for the same years were $186,947 and $306,377, respectively. Expenses in 1997 were lower due to appointment of new resident managers at lower salaries.

The Partnership paid, in prior years, an affiliate of the General Partner an acquisition fee of $144,900 for its efforts in negotiations and purchase of the facility.

CAPITOL SELF STORAGE

On December 19, 1995, the Partnership exchanged Athens Self Storage for Capitol Self Storage, a 43,890 square foot storage facility on 1.5 acres in Tucson, Arizona. The purchase price was $1,925,000, which was accounted for in a tax-free exchange whereby the land, building and improvements were recorded at $1,725,108. The property consists of 471 storage units and 43 parking spaces. The storage buildings are built of block with metal roofs, with perimeter fencing and electronic gates with touch pads. The driveway areas are of both asphalt and concrete. The managers are a husband and wife who reside at the apartment on site.

The facility, built in 1984 has maintained occupancy of 85% to 95% over the past three years, as have the four area facilities, which are in direct competition with Capitol. Partnership rate ranges are similar to those of the competing facilities. Located on a main east-west thoroughfare with a traffic count of 30,000 per day, the facility attracts customers from a heavy concentration of apartments in the area, winter visitors and a military base.

Occupancy rates were over 85% and rental income from Capitol Self Storage was $333,264, $305,996 and $269,112 for 1998, 1997 and 1996, respectively. Operating expenses for the same years were $284,124, $279,424 and $259,841, respectively. Revenue was increased in 1998 due to rental increases and strict collection policies. Expenses were higher in 1998 due to computerization of on-site records.

The exchange property, known as Capitol Self Storage, was acquired with a debt of $1,250,000 payable in monthly installments of principle and interest of $10,490 at nine percent (9%)annually, amortized over a twenty-five (25) year period with a ten (10) year balloon payment.

The property is held as collateral for a $1,250,000 mortgage with an outstanding balance of $1,204,115 as of December 31, 1998.

PAN AMERICAN OFFICE BUILDING

The office building is 16,315 square feet on a 1.39 acre tract of land (the "Pan Am Plaza") in Edinburgh, Texas. The Pan Am Plaza is fully occupied by the Department of Human Resources of the State of Texas on a five year noncancellable lease with annual increases. The lease was renewed in August of 1998 for a one-year period and also contains options for future renewal.
The original lease commenced on September 9, 1988.

The office building was built specifically for the State of Texas to meet all its requirements and includes all systems as dictated by the State of Texas.

Rental revenue for the Pan Am Plaza was $107,293, $83,597 and $83,064 for 1998, 1997 and 1996, respectively. Operating expenses for the same years were $93,086, $79,811 and $72,423, respectively. Operating expenses include a five percent (5%) management fee and depreciation of approximately $14,000 annually.

Income increased in 1998 due to the rental rate being increased by $4.51 per square foot, because the lease term was reduced. Expenses increase due to renewal requests for complete interior painting of the facility.

The property was held as collateral for a mortgage of $322,667 outstanding as of December 31, 1998, which the Partnership assumed in 1995. The Partnership holds as collateral against said mortgage a collateral interest in a mortgage note against a Krogers in Atlanta, Georgia.

THE RAX/HONEY BAKED HAM IN LOUISIANA

On December 29, 1988, the Partnership purchased land and a 3,500 square foot building in Gretna, Louisiana for a purchase price of $600,000. The building's cost basis is $455,072 (including improvements totaling $5,072 made subsequent to acquisition) and the land cost is $150,000. During 1991, The Original Honey Baked Ham Co. of Georgia signed a three year lease providing for monthly payments of $3,000. On July 30, 1993, The Original Honey Baked Ham Co. of Georgia signed a First Amendment to the Lease adding an additional option period of two years commencing on January 1, 1994 and ending on December 31, 1995 for $36,000 per year. The amendment also provided the lessee with three options to extend the lease for additional five year terms, which the tenant did not exercise for 1996. However, the tenant did extend the lease for a one-year period at the same rate commencing January 1, 1996 and ending December 31, 1996. The lessee extended its lease for two years commencing January 1, 1997 and ending December 31, 1998, then exercised its first five-year option commencing January 1, 1999 through December 31, 2004 at an annual rental rate of $37,800.

Rental revenue for this property was $43,746, $40,606 and $36,000 for 1998, 1997 and 1996, respectively. Operating expenses for the same years were $25,294, $23,198 and $18,628, respectively.

The property was not held as collateral for any mortgages outstanding as of December 31, 1998.

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

As of December 31, 1998 the number of holders of record of Limited Partnership Interests of the Registrant was 720.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected operations data with respect to the Partnership for each of the five years in the period ended December 31, 1998:

--------------------------------------------------------------------------------------------------------------------------------
                                                                        For the Years Ending December 31,
                                                  1998              1997             1996              1995              1994
--------------------------------------------------------------------------------------------------------------------------------
TOTAL RENTAL REVENUES                            $564,144          $814,842         $834,622          $755,653          $793,294
--------------------------------------------------------------------------------------------------------------------------------
RENTAL REVENUES LESS
   RENTAL OPERATING  EXPENSES                     123,237           196,940          137,806            90,439           159,947
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                    31,652            42,644           46,501            44,629             3,741
--------------------------------------------------------------------------------------------------------------------------------
ADMINISTRATION EXPENSES                            64,567            75,355          115,386           100,347            45,651
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 (81,538)          357,132           (8,171)         (237,018)          (46,799)
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME(LOSS)PER                                 (6.77)            29.63             (.68)           (19.06)            (3.92)
  LIMITED PARTNER
  UNITS
--------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO                                        0           966,942           83,534            41,762           125,206
  LIMITED PARTNERS
--------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO
  LIMITED PARTNERS
  PER LIMITED
  PARTNER UNIT                                          0             81.00             7.00              3.50             10.50
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE
  NUMBER OF LIMITED
  PARTNER UNITS                                    11.932            11,932           11,932            11,932            11,932
--------------------------------------------------------------------------------------------------------------------------------
INVESTMENT PROPERTIES                           3,113,601         3,179,037        4,550,355         4,601,517         4,212,531
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    3,821,400         3,845,719        5,504,064         5,630,206         4,012,790
--------------------------------------------------------------------------------------------------------------------------------
LONG-TERM
  OBLIGATIONS                                   1,526,784         1,548,138        2,509,922         2,537,422         1,464,792
--------------------------------------------------------------------------------------------------------------------------------
NUMBER OF PROPERTIES
  OWNED                                                 4                 4                5                 6                 6
--------------------------------------------------------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

The Partnership commenced its operations January 1, 1987 with the acquisition of McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. As of December 31, 1998, the Partnership has distributed $2,978,943 to the Limited Partners and $9,763 to the General Partner.

Revenues for the year ended December 31, 1998 decreased by $250,698 from the year ended December 31, 1997. The decrease was due primarily to the sale of Tanque Verde/Kolb Self Storage. This decrease would have been greater, but for increases in revenue at three of the four remaining properties.

Revenues for the year ended December 31, 1997 decreased by $19,780 from the year ended December 31, 1996. The decrease was due primarily to a decrease in rental revenue from Tanque Verde Self Storage as a result of the sale of the property and offset somewhat by an increase in other rental income.


Rental Operating Expenses for the year ended December 31, 1998 decrease by $179,995 from the year ended December 31, 1997. The decrease was primarily due to the elimination of two employees who were previously employed by Tanque Verde/Kolb Self Storage and the elimination of operating expenses at the property due to sale of the property.

Rental Operating Expenses for the year ended December 31, 1997 increased by $59,134 over the year ended December 31, 1996. The increase was due primarily to increased rental operating expenses that occurred at the all of the partnership's properties.

Net income for the year ended December 31, 1998 declined by $438,670 from the year ended December 31, 1997 primarily due to the sale of Tanque Verde/Kolb.

Net income for the year ended December 31, 1997 improved by $365,303 from the year ended December 31, 1996 because of the decreased expenses discussed above and the gain on the sale of Tanque Verde Self Storage.

LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Partnership and distributions to Limited Partners should remain constant or decrease during 1999 depending on whether sales of remaining real properties occur.

Net cash provided by operating activities was $91,873 for the year ended December 31, 1998 compared to $75,899 for the year ended December 31, 1997. Net cash provided by investing activities was $430 for the year ended December 31, 1998.

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

The liquidity of the Partnership relies almost entirely on the financial market fluctuation and availability of funds with regard to lending and investing in commercial property. Funds appear to be more readily available and therefore may provide greater liquidity to the Partnership in 1999 through the sale of the Partnership assets.

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

YEAR 2000 ISSUES

The company is in a state of readiness for Year 2000 Issues (Y2K) having installed both new hardware and new software within the last six months. The hardware is Dell, which is Y2K certified and the software, Adobe, Intuit and Microsoft, are also Y2K certified. The cost to the company was not material.

The Reports of Independent Auditors and the financial statements and schedules as set forth on pages F-1 to F-19 are hereby incorporated herein.

The company's third-party payroll providers and banks are prepared for Year 2000 Issues. The bank, National Bank of Arizona, and payroll provider, Paychex, have provided certification of their Y2K readiness. The company's tenants, Rite-Aid Drug, Family Dollar, Honey Baked Ham and the State of Texas have not certified their readiness. Capitol Self Storage's computer software and hardware are certified ready.

There are no material relationships with suppliers or vendors that would materially affect operations, with the exception of utility companies.

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

JACK C. WEST: MR. West, age 50, a Managing Member, has been a private investor since 1988. From 1986 to 1988, Mr. West was President and Director of Whitehall Capital Corporation. Before that time Mr. West was Senior Vice President/National Marketing Director as well as director of the Whitehall Capital Corporation's Irvine, California offices, in charge of the company's marketing programs. Prior to joining Whitehall Capital Corporation in 1982, he was active from 1977 until 1982 as a Senior Account Manager-portfolio management with First National Corporation, an asset portfolio management corporation.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to and is set forth in Note 7 of Notes to the Financial Statements on page F-15 of this Form 10-K.

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

      (c) Exhibits required by Item 601 of Regulation S-K: The Financial Data Schedule

      (d)   Financial Statement Schedules required by Regulation S-X:

            All required information is included in the financial statements or schedules on pages F-12 through F-19.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Whitehall Income Fund - 86, A California Limited Partnership
                                 (Registrant)

                         By W & C Income Company, Ltd.
                       General Partner of the Registrant


Date: 4-13-99               By: /s/ Jack C. West
      ----------------          ---------------------
                                  Jack C. West
                                 Managing Member

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                    PAGE
                                                                                                    ----
INDEPENDENT AUDITOR'S REPORT......................................................................   F-2

BALANCE SHEETS - December 31, 1998 and 1997.......................................................   F-3

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1998, 1997 and 1996...................   F-4

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) - For the Years Ended December 31, 1998,
        1997 and 1996.............................................................................   F-5

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1998, 1997 and 1996...................   F-6

NOTES TO FINANCIAL STATEMENTS.....................................................................   F-7

FINANCIAL STATEMENT SCHEDULES:

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION ..........................................   F-17

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE.......................................................   F-19


                          INDEPENDENT AUDITOR'S REPORT




The Partners
Whitehall Income Fund - 86
(A California Limited Partnership)
Tucson, Arizona


We have audited the accompanying balance sheets of Whitehall Income Fund - 86 (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Income Fund - 86 (a California limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2) of Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.


\s\ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
February 18, 1999

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                                 DECEMBER 31,
                                                                         ------------------------------
                                                                            1998               1997
                                                                         -----------        -----------
                                 ASSETS

     Rental properties, net of accumulated depreciation                   $3,113,601         $3,179,037
     Cash and cash equivalents                                               500,005            429,057
     Accounts receivable                                                      21,032              8,574
     Note receivable                                                         155,140            161,456
     Organization and loan closing costs, net of accumulated
         amortization of $14,530 and $9,615                                   31,622             36,537
     Deposits and other assets                                                    --             31,058
                                                                         -----------        -----------

TOTAL ASSETS                                                              $3,821,400         $3,845,719
                                                                         ===========        ===========

                     LIABILITIES AND PARTNERS' CAPITAL

     Notes payable                                                        $1,526,782         $1,548,138
     Accounts payable                                                          5,515              6,082
     Accrued property taxes                                                   19,862             18,678
     Due to general partner                                                   10,607             10,607
     Due to related party                                                    107,045             26,828
     Other liabilities                                                         8,539             10,798
                                                                         -----------        -----------
         Total liabilities                                                 1,678,350          1,621,131

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)                                     --                 --

PARTNERS' CAPITAL
     Limited partners, 11,932 equity units authorized and
         outstanding for 1998 and 1997                                     2,190,564          2,271,287
     General partner, 1 equity unit authorized and outstanding for
         1998 and 1997                                                       (47,514)           (46,699)
                                                                         -----------        -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $3,821,400         $3,845,719
                                                                         ===========        ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                           1998              1997            1996
                                                        ---------        ----------       ---------
REVENUES:
    Rental                                               $564,144          $814,842        $834,622
    Gain on sale of investment in office building              --                --          75,756
    Gain on sale of rental property                            --           543,526              --
    Other income                                           32,773            54,127          51,212
                                                        ---------        ----------       ---------
             Total Revenues                               596,917         1,412,495         961,590
                                                        ---------        ----------       ---------

EXPENSES:
    Rental operating:
         Depreciation                                      95,006           135,676         153,141
         Payroll and related taxes                         31,889            49,636          64,373
         Interest                                         135,656           198,138         229,664
         Other rental operating expenses                   76,241            95,857         110,915
         Taxes other than payroll                          69,860           100,442         106,455
         Repairs and maintenance                           21,325            25,729          12,932
         Advertising                                       10,930            12,424          19,336
    Operating Expenses:
         General and administrative                        64,567            75,355         115,386
         Payroll and related taxes                        130,260           126,360          94,678
         Professional fees                                 36,748            35,778          31,830
         Depreciation and amortization                      5,973            15,156          10,387
    Share of net loss of office building                       --                --          20,664
    Write down of note receivable to fair value                --           184,812              --
                                                        ---------        ----------       ---------
             Total expenses                               678,455         1,055,363         969,761
                                                        ---------        ----------       ---------

NET INCOME (LOSS)                                        $(81,538)         $357,132         $(8,171)
                                                        =========        ==========       =========

NET INCOME (LOSS) ATTRIBUTED TO:
    Limited partners                                     $(80,723)         $353,561         $(8,089)
                                                        =========        ==========       =========
    General partner                                         $(815)           $3,571            $(82)
                                                        =========        ==========       =========

NET INCOME (LOSS) PER LIMITED PARTNER UNIT                 $(6.77)           $29.63          $(0.68)
                                                        =========        ==========       =========

DISTRIBUTIONS PER LIMITED PARTNER UNIT                        $--            $81.00           $7.00
                                                        =========        ==========       =========

WEIGHTED AVERAGE NUMBER OF LIMITED
    PARTNER UNITS                                          11,932            11,932          11,932
                                                        =========        ==========       =========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           GENERAL           LIMITED
                                           PARTNER           PARTNERS            TOTAL
                                           --------        -----------        -----------
BALANCE (DEFICIT), January 1, 1996         $(39,581)        $2,975,831         $2,936,250

        Net loss for 1996                       (82)            (8,089)            (8,171)
        Capital distributions                  (844)           (83,524)           (84,368)
                                           --------        -----------        -----------

BALANCE (DEFICIT), December 31, 1996        (40,507)         2,884,218          2,843,711

        Net income for 1997                   3,571            353,561            357,132
       Capital distributions                 (9,763)          (966,492)          (976,255)
                                           --------        -----------        -----------

BALANCE (DEFICIT), December 31, 1997        (46,699)         2,271,287          2,224,588

        Net loss for 1998                      (815)           (80,723)           (81,538)
                                           --------        -----------        -----------

BALANCE (DEFICIT), December 31, 1998       $(47,514)        $2,190,564         $2,143,050
                                           ========        ===========        ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  1998               1997             1996
                                                               ---------        -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $(81,538)          $357,132          $(8,171)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                           100,979            150,832          163,528
         Share of net (income) loss of office building                --                 --           20,664
         Gain on sale of investment in office building                --                 --          (75,756)
         Gain on sale of rental property                              --           (543,526)              --
         Write down of note receivable to fair value                  --            184,812               --
         Changes in assets and liabilities:
              Accounts receivable                                (12,458)             4,887           (1,209)
              Note receivable                                      6,316                 --          (49,130)
              Accounts payable                                      (568)           (18,398)           8,126
              Accrued property taxes                               1,184            (34,395)         (13,856)
              Due to general partner                                  --              9,763          (31,087)
              Due to related party                                80,217             26,828
              Other liabilities                                   (2,259)           (62,036)          22,590
                                                               ---------        -----------        ---------
         Net cash provided by operating activities                91,873             75,899           35,699
                                                               ---------        -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of rental properties                               (29,570)           (43,116)         (21,979)
     Deposit on rental property                                   30,000                 --          (30,000)
     Proceeds from sale of rental property                            --          1,821,226
     Proceeds from sale of investment in office building              --                 --          235,723
     Distribution from investment in office building                  --                 --           12,500
                                                               ---------        -----------        ---------
         Net cash provided by investing activities                   430          1,778,110          196,244
                                                               ---------        -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                        --           (976,255)         (84,368)
     Proceeds from notes payable                                      --                 --          113,413
     Repayments of notes payable                                 (21,355)          (961,784)        (140,069)
                                                                                -----------        ---------
         Net cash used in financing activities                   (21,355)        (1,938,039)        (111,024)
                                                               ---------        -----------        ---------

NET INCREASE (DECREASE) IN CASH                                   70,948            (84,030)         120,919

CASH AND CASH EQUIVALENTS, beginning of year                     429,057            513,087          392,168
                                                               ---------        -----------        ---------

CASH AND CASH EQUIVALENTS, end of year                          $500,005           $429,057         $513,087
                                                               =========        ===========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash paid for interest                                     $135,656           $207,000         $230,000
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

     Distributions of cash from operations, as defined, are divided 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received their priority return. The Limited Partners are entitled to a non-cumulative non-compounded return on adjusted invested capital, as defined in the Partnership Agreement, of 7% in 1986, 8% in 1987, and 9% in 1988, and 10% per annum thereafter. After this priority return is received, distributions are divided 5% to the General Partner and 95% to the Limited Partners. As of December 31, 1998 the Limited Partners had not received their non-cumulative priority return.

     Fees - The General Partner provides property management and leasing services to the Partnership and is compensated at the rate of 5% of the gross receipts from the properties (see Note 7). Such fee was paid and recognized as an expense for the years ended December 31, 1998, 1997 and 1996. The General Partner is also entitled to a partnership management fee of 5% of all distributions of cash from operations after the Limited Partners have received their priority return. As of December 31, 1998, the limited partners had not received their non-cumulative priority return (see allocations and distributions above); therefore, the general partner is not entitled to the partnership management fee.

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

     Reclassifications - Certain reclassifications were made to the 1997 and 1996 financial statements in order to conform to the 1998 presentation. Such reclassifications had no effect on the net income (loss) previously reported.

     Impact of Recently Issued Standards - SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," SFAS 132, "Employees' Disclosures about Pensions and other Postretirement Benefits," and

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitazation of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact the Partnership regarding future financial statement disclosures, results of operations and financial position.


2.   RENTAL PROPERTIES AND OTHER SEGMENT INFORMATION:

     Each rental property is an operating segment. The Partnership's management evaluates the performance of each segment based on profit or loss from operations before allocation of Partnership general and administrative expenses, unusual and extraordinary items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The Partnership currently owns four rental properties. On August 14, 1997 the Partnership sold Tanque Verde Self Storage for $1,945,000, net of related expenses. The gain on the sale of the property was $543,526.

     During 1998, two tenants each accounted for approximately 16% of rental revenue. During 1997 and 1996, two tenants each accounted for approximately 10% of the rental revenue.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     Below is the segment information:


     1998
                                                                        MCRAE       PAN AMERICAN    HONEY BAKED
                                                       PARTNERSHIP     SHOPPING        OFFICE         HAM IN          CAPITOL
                                         TOTAL           OVERHEAD       CENTER        BUILDING       LOUISIANA     SELF-STORAGE
                                         -----           --------       ------        --------       ---------     ------------
     Buildings and improvements         $3,333,835            $--       $750,731       $477,677       $468,614       $1,636,813
     Accumulated depreciation             (705,151)            --       (278,457)      (141,276)      (148,943)        (136,475)
     Land                                  484,917             --         59,229        162,850        150,000          112,838
                                       -----------      ---------      ---------      ---------      ---------      -----------
     Net property                       $3,113,601            $--       $531,503       $499,251       $469,671       $1,613,176
                                       ===========      =========      =========      =========      =========      ===========

     Rental revenue                       $564,144            $--        $79,841       $107,293        $43,746         $333,264
     Gain on sale of property                   --             --             --             --             --               --
     Other income                              933            933             --             --             --               --
     Interest income                        31,840         17,874            188         13,778             --               --
                                       -----------      ---------      ---------      ---------      ---------      -----------
                                           596,917         18,807         80,029        121,071         43,746          333,264
                                       -----------      ---------      ---------      ---------      ---------      -----------

     Operating expenses                    441,820        230,517         15,933         48,814         10,531          136,025
     Interest expense                      135,656             --             --         29,527             --          106,129
     Depreciation and amortization         100,979          5,973         23,528         14,745         14,763           41,970
                                       -----------      ---------      ---------      ---------      ---------      -----------
                                           678,455        236,490         39,461         93,086         25,294          284,124
                                       -----------      ---------      ---------      ---------      ---------      -----------

     Net income (loss)                    $(81,538)     $(217,683)       $40,568        $27,985        $18,452          $49,140
                                       ===========      =========      =========      =========      =========      ===========

                                               WHITEHALL INCOME FUND - 86
                                           (A CALIFORNIA LIMITED PARTNERSHIP)

                                              NOTES TO FINANCIAL STATEMENTS

     1997
                                                                                               PAN
                                                                    MCRAE                    AMERICAN    HONEY BAKED
                                                   PARTNERSHIP     SHOPPING   TANQUE VERDE   OFFICE        HAM IN        CAPITOL
                                        TOTAL       OVERHEAD        CENTER    SELF-STORAGE   BUILDING     LOUISIANA    SELF-STORAGE
                                        -----       --------        ------    ------------   --------     ---------    ------------
     Buildings and improvements       $3,304,266         $ --      $734,611          $--     $464,228      $468,614      $1,636,813
     Accumulated depreciation           (610,146)          --      (254,929)          --     (126,531)     (134,180)        (94,506)
     Land                                484,917           --        59,229           --      162,850       150,000         112,838
                                     -----------    ---------     ---------     --------    ---------     ---------     -----------
     Net property                     $3,179,037         $ --      $538,911          $--     $500,547      $484,434      $1,655,145
                                     ===========    =========     =========     ========    =========     =========     ===========

     Rental revenue                     $814,842         $ --       $82,887     $301,756      $83,597       $40,606        $305,996
     Gain on sale of property            543,526           --            --      543,526           --            --              --
     Other income                         10,804          800            --           --       10,004            --              --
     Interest income                      43,323       22,183           217           --       20,923            --              --
                                     -----------    ---------     ---------     --------    ---------     ---------     -----------
                                       1,412,495       22,983        83,104      845,282      114,524        40,606        $305,996
                                     -----------    ---------     ---------     --------    ---------     ---------     -----------

     Operating expenses                  521,581      237,493        25,201       94,959       33,939         8,171         121,818
     Interest expense                    198,138           --            --       56,545       30,967            --         110,626
     Depreciation and amortization       150,832       15,156        23,321       35,443       14,905        15,027          46,980
     Write down of note receivable       184,812      184,812            --           --           --            --              --
                                     -----------    ---------     ---------     --------    ---------     ---------     -----------
                                       1,055,363      437,461        48,522      186,947       79,811        23,198         279,424
                                     -----------    ---------     ---------     --------    ---------     ---------     -----------

     Net income loss                    $357,132    $(414,478)      $34,582     $658,335      $34,713       $17,408         $26,572
                                     ===========    =========     =========     ========    =========     =========     ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


     1996
                                                                                             PAN
                                                                    MCRAE                  AMERICAN     HONEY BAKED
                                                   PARTNERSHIP    SHOPPING   TANQUE VERDE   OFFICE        HAM IN        CAPITOL
                                         TOTAL      OVERHEAD       CENTER    SELF-STORAGE   BUILDING     LOUISIANA    SELF-STORAGE
                                         -----      --------       ------    ------------   --------     ---------    ------------
     Buildings and improvements      $ 5,182,390    $      --    $ 734,611    $ 1,921,240    $ 459,197    $ 455,072    $ 1,612,270
     Accumulated depreciation         (1,325,983)          --     (231,608)      (815,366)    (111,626)    (119,153)       (48,230)
     Land                                693,948           --       59,229        209,031      162,850      150,000        112,838
                                     -----------    ---------    ---------    -----------    ---------    ---------    -----------
     Net property                    $ 4,550,355    $      --    $ 562,232    $ 1,314,905    $ 510,421    $ 485,919    $ 1,676,878
                                     ===========    =========    =========    ===========    =========    =========    ===========

     Rental revenue                  $   834,622    $      --    $  79,886    $   366,560    $  83,064    $  36,000    $   269,112
     Gain on sale of property             75,756       75,756           --             --           --           --             --
     Other income                         12,403       12,403           --             --           --           --             --
     Interest income                      38,809       18,258          221             --       20,330           --             --
                                     -----------    ---------    ---------    -----------    ---------    ---------    -----------
                                         961,590      106,417       80,107        366,560      103,394       36,000    $   269,112
                                     -----------    ---------    ---------    -----------    ---------    ---------    -----------

     Operating expenses                  555,905      241,894       16,226        155,729       28,477        4,019        109,560
     Interest expense                    229,664           --           --         91,363       30,066           --        108,235
     Depreciation and amortization       163,528       10,387       23,321         59,285       13,880       14,609         42,046
     Share of net loss on office
       building                           20,664       20,664           --             --           --           --             --
                                     -----------    ---------    ---------    -----------    ---------    ---------    -----------
                                         969,761      272,945       39,547        306,377       72,423       18,628        259,841
                                     -----------    ---------    ---------    -----------    ---------    ---------    -----------

     Net income (loss)               $    (8,171)   $(166,528)   $  40,560    $    60,183    $  30,971    $  17,372    $     9,271
                                     ===========    =========    =========    ===========    =========    =========    ===========

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

     The condensed statement of operations of Oracle for the period ended June 15, 1996 is presented below:

                                                   1996
                                                ---------
     Revenues                                   $ 107,947
     Expenses                                     149,275
                                                ---------
     Net income (loss)                          $ (41,328)
                                                =========

     Partnership's share of net loss            $ (20,664)
                                                =========


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

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENT

5.   NOTES PAYABLE:

     Notes payable consisted of:


                                                                                                      DECEMBER 31,
                                                                                            --------------------------------
                                                                                               1998                  1997
                                                                                            ----------            ----------
     $1,250,000 non-recourse note payable to bank with interest at 9% through
     February 2006; principal and interest payable in monthly installments of
     $10,490 through February 2006, at which time the remaining balance becomes
     due; collateralized by Capitol real and personal property                              $1,204,115            $1,220,801

     $337,035 note payable to life insurance company with interest at 9% through
     August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due;
     collateralized by Pan American real
     property                                                                                  322,667               327,337
                                                                                            ----------            ----------

                                                                                            $1,526,782            $1,548,138
                                                                                            ==========            ==========


     Future maturities of notes payable are as follows:


                             YEAR                             AMOUNT
                             ----                           ----------
                             1999                           $   23,184
                             2000                              337,409
                             2001                               21,672
                             2002                               23,705
                             2003                               25,928
                             Thereafter                      1,094,884
                                                            ----------
                                                            $1,526,782
                                                            ==========

     All interest incurred for years ending December 31, 1998, 1997 and 1996 was charged to expense.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENT

6.   LEASES:

     The Partnership has long-term operating lease agreements with unaffliated lessees to occupy space in its operating real estate properties.

     Future minimum lease payments to be received on non-cancelable leases are as follows:

                         YEAR                                AMOUNT
                         ----                                ------
                         1999                               $214,621
                         2000                                 57,828
                         2001                                 37,800
                         2002                                 37,800
                         2003                                 37,800
                                                            --------
                                                            $385,849
                                                            ========


7.   RELATED PARTY TRANSACTIONS:

     At December 31, 1998 and 1997 the General Partner was owed $10,607 for distributions of cash from operations, as defined in the partnership agreement.

     In 1998, 1997 and 1996 the Partnership was charged property management and leasing fees of $26,744, $36,921 and $43,159 by an affiliate of the former General Partner. In 1998, 1997 and 1996, the Partnership incurred payroll expenses relating to certain of the former General Partner's employees and other administrative expenses totaling $189,217, $195,728, and $267,213, respectively. Certain amounts of the administrative expenses paid by a former General Partner are allocated to the Partnership based upon the former General Partner's estimates. At December 31, 1998 and 1997, the affiliate of the former General Partners was owed $107,045 and $26,282, respectively.


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

     At December 31, 1998, the Partnership maintained cash balances with a commercial bank which were approximately $386,161 in excess of FDIC insurance limits.

     The Partnership's note receivable is described in Note 4.

     The Partnership's properties are located in the states of Texas, Arizona, Georgia and Louisiana. A downturn in the economies in any of these states could have an adverse impact on the Partnership.

     Fair Value of Financial Instruments - The estimated fair values of the Partnership financial instruments were determined by management using available market information and appropriate valuation methodologies. The estimates are not necessarily indicative of the amount the Partnership could realize in a current market exchange.

     At December 31, 1998, cash, accounts receivable, accounts payable and notes payable have fair values that approximate book values based on their short term or demand maturity.

     The fair value of the note receivable is based on estimated discounted cash flows. The fair value of these instruments approximates book value at December 31, 1998.

                          FINANCIAL STATEMENT SCHEDULES

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


                                                                                      COSTS CAPITALIZED
                                   INITIAL COST TO PARTNERSHIP                    SUBSEQUENT TO ACQUISITION
                         --------------------------------------------------     -------------------------------
                                                               BUILDING AND
 DESCRIPTION             INCUMBRANCES           LAND           IMPROVEMENTS     IMPROVEMENTS     CARRYING COSTS
 -----------             ------------           ----           ------------     ------------     --------------
McRae Shopping
  Center                  $       --         $   59,229         $  734,611         $16,120         $     --
Pan American
  Office Building            322,665            162,850            437,217          40,460               --
Honey Baked Ham
  in Louisiana                    --            150,000            450,000          18,614               --
Capitol Self
  Storage                  1,204,116            112,838          1,612,270          24,543               --
                          ----------         ----------         ----------         -------         ---------
                          $1,526,781         $  484,917         $3,234,098         $99,737         $     --
                          ==========         ==========         ==========         =======         ========

                                                                                                                   LIFE ON WHICH
                           GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD                                       DEPRECIATION
                      -------------------------------------------------------------                              IN LATEST INCOME
                                     BUILDING AND                      ACCUMULATED       DATE OF        DATE      STATEMENTS IS
 DESCRIPTION             LAND        IMPROVEMENTS        TOTAL         DEPRECIATION    CONSTRUCTION    ACQUIRED      COMPUTED
 -----------             ----        ------------        -----         ------------    ------------    --------      --------
McRae Shopping
  Center              $   59,229      $  750,731      $  809,960         $278,457          1985          1986      31.5 years
Pan American
  Office Building        162,850         477,677         640,527          141,276          1984          1987      31.5 years
Honey Baked Ham
  in Louisiana           150,000         468,614         618,614          148,943          1978          1988      31.5 years
Capitol Self
  Storage                112,838       1,636,813       1,749,651          136,475          1984          1995      39.0 years
                      ----------      ----------      ----------         --------          ----          ----      ----------
                      $  484,917      $3,333,835      $3,818,752         $705,151
                      ==========      ==========      ==========         ========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997



The following shows the changes in the total amounts at which real estate was carried during the periods:

          Balance at January 1, 1996          $ 5,854,359
               Purchases                           21,979
                                              -----------
          Balance at December 31, 1996          5,876,338
                Purchases                          43,116
                Cost of real estate sold       (2,130,272)
                                              -----------
          Balance at December 31, 1997          3,789,182
                Purchases                          29,570
                                              -----------
          Balance at December 31, 1998        $ 3,818,752
                                              ===========

      The following shows changes in accumulated depreciation during the periods:


          Balance at January 1, 1996                 $ 1,172,842
                Depreciation during the period           153,141
                                                     -----------
          Balance at December 31, 1996                 1,325,983
                Depreciation during the period           135,676
                Deductions for real estate sold         (851,514)
                                                     -----------
          Balance at December 31, 1997                   610,145
                Depreciation during the period            95,006
                                                     -----------
          Balance at December 31, 1998               $   705,151
                                                     ===========

                           WHITEHOUSE INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997


                                              FINAL           PERIODIC                           FACE             CARRYING
                             INTEREST        MATURITY          PAYMENT          PRIOR          AMOUNT OF          AMOUNT OF
       DESCRIPTION             RATE            DATE             TERMS           LIENS          MORTGAGES          MORTGAGES
       -----------             ----            ----             -----           -----          ---------          ---------
Commercial loans:
  Capital Self
      Storage                  9%              2006          $ 10,490             --         $ 1,250,000         $ 1,204,115
  Pan American
  Office Building              9%              2000             2,828             --             337,035             322,667


      The following shows the changes in the carrying amounts of mortgage loans during the periods:

          Balance at January 1, 1996         $ 2,536,577
             Proceeds from note payable          113,413
                Payments of principle           (140,069)
                                             -----------
          Balance at December 31, 1996         2,509,921
                Payments of principal           (961,784)
                                             -----------
          Balance at December 31, 1997         1,548,137
                Payments of principal            (21,355)
                                             -----------
          Balance at December 31, 1998       $ 1,526,782
                                             ===========