Form 10-Q
period 1999-03-31
WHITEHALL CAPITAL INCOME FUND 86
filed 1999-07-23
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Under Sections 13 or 15(d) of the

                       Securities and Exchange Act of 1934

For the Quarter ended March 31, 1999              Commission File No. 33-3377-LA


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

        Registrant's telephone number, including area code (520)750-0500

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
                                   (UNAUDITED)

                                                                     31-Mar-99         31-Dec-98
                                     ASSETS

       Cash in Bank                                                 $  421,233           500,005
       Tenant Accounts Receivable                                            0            21,032
       Prepaid Expenses                                                 13,138                 0
       Other Receivables                                               155,140           155,140

       Investment Properties - Net                                   3,099,071         3,113,601

       Organization Costs and loan closing
       costs (net of accumulated amortization)                          46,152            31,622
                                                                    ----------        ----------

       TOTAL ASSETS                                                 $3,734,734         3,821,400
                                                                    ==========        ==========


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

       Accounts Payable                                             $        0             5,515
       Accrued Property Taxes                                           19,862            19,862
       Due to Related Parties                                                0           117,652
       Other Liabilities                                                 9,153             8,539

       Notes Payable                                                 1,521,139         1,526,782
                                                                    ----------        ----------

       TOTAL LIABILITIES                                             1,550,154         1,678,350

       TOTAL PARTNERS' CAPITAL                                       2,184,580         2,143,050
                                                                    ----------        ----------

       TOTAL LIABILITIES AND EQUITY                                 $3,734,734         3,821,400
                                                                    ==========        ==========

              The accompanying notes to these financial statements
                     are an integral part of this statement

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

       STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                             31-Mar-99               31-Mar-98
REVENUE:
   Rents                                    $  143,146                 119,726
   Interest Income                               9,183                   9,587

OPERATING EXPENSES:
   General & Administrative                     34,998                  33,438
   Amortization & Depreciation                  24,905                  27,012
   Interest                                     34,310                  23,209
   Rental Operating Expenses                    41,490                  47,601
                                            ----------              ----------

                                               135,703                 131,260

   NET INCOME (LOSS)                            16,626                  -1,947


PARTNERS CAPITAL (DEFICIT)
BEGINNING OF PERIOD                          2,167,954               2,224,588

CURRENT EARNINGS                                16,626                  -1,947
PARTNERS' DISTRIBUTIONS
DURING PERIOD                                        0                       0

                                            ----------              ----------
PARTNERS' CAPITAL (DEFICIT)
END OF PERIOD                               $2,184,580               2,222,641
                                            ==========              ==========

              The accompanying notes to these financial statements
                     are an integral part of this statement

                            WHITEHALL INCOME FUND-86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO THE FINANCIAL STATEMENT
                                 March 31, 1999

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

Organizational costs-

Organizational costs have been capitalized and are being amortized over a 5-year period using the straight-line method. Loan closing costs are amortized over the life of the loan using the straight-line method.

Income taxes-

No provision for income taxes is necessary in the financial statements of Whitehall Income Fund-86 because, as a Partnership, it is not subject to income tax. The tax effects of its activities accrue to the partners.

Note 3 - Related Party Transaction:

At December 31, 1998 the general partner was owed $10,607 for distributions from operations that were not paid.

In 1998, the Partnership owed $107,045 for various general and administrative expenses that had been paid by the general partner and affiliates.

Note 4 - Long-Term Debt

The Partnership had the following obligations at March 31, 1999:

$1,199,706 balance on a non-recourse note payable to bank with interest at 9% through February 2006; principal and interest payable in monthly installments of $10,490 through February 2006, at which time the remaining balance becomes due. The Note is secured by Capitol Self Storage's real and personal property.

$321,432 balance on a non-recourse note payable to life insurance company with interest of 9% through August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due; collateralized by Pan American real property.

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

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1) OPERATIONS

         Whitehall Income Fund-86 commenced operations January 1, 1987, with the acquisition of the McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. The properties have been operating at projected levels. As of March 31, 1999, the Partnership has distributed $2,978,943 to the Limited Partners and $9,763 to the General Partner.

Rental revenues less rental operating expenses have increased from 1998 to 1999. This is due primarily to an increase in rental revenue from Pan American Plaza as a result of the short term lease cost per square foot increase. Growth in inflation levels could cause substantial increases in the Partnership's operating expenses in subsequent years. Management does not foresee any significant changes in operating expenses for the year ended December 31, 1999. The Partnership feels that they have adequate cash reserves to meet working capital requirements as they arise.

(2) CAPITAL RESOURCES & LIQUIDITY

         The cash position of the Partnership and distributions to the Limited Partners will remain similar to 1998 during 1999 unless a sale or sales of real property occurs. Excess cash flow from properties is being distributed every quarter to the Limited Partners. Distributions to the Limited Partners in 1999 could be more than 1998 although the time and amount is at the sole subjective discretion of the General Partner.

(3) YEAR 2000 ISSUES

         The company is in a state of readiness for Year 2000 Issues (Y2K) having installed both new hardware and new software within the last nine months. The hardware is Dell, which is Y2K certified and the software, Adobe, Intuit and Microsoft, are also Y2K certified. The cost to the company was not material.

         The company's third-party payroll providers and banks are prepared for Year 200 Issues. The bank, National Bank of Arizona, and payroll provider, Paychex, have provided certification of their Y2K readiness. The company's tenants, Rite-Aid Drug, Family Dollar, Honey Baked Ham and the State of Texas have not certified their readiness. Capitol Self Storage's computer software and hardware are certified ready.

         There are no material relationships with suppliers or vendors that would materially affect operations with the exception of utility companies.

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

Date: 4/30/99                       By: ss/ Jack C. West
     ---------                         --------------------------------
                                    Jack C. West,    Managing Partner

                                 EXHIBIT INDEX

     Exhibit No.                                            Description
     -----------                                       -----------------------
         27                                            Financial Data Schedule