Form 10-Q
period 1999-06-30
WHITEHALL CAPITAL INCOME FUND 86
filed 1999-07-23
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Under Sections 13 or 15(d) of the

                       Securities and Exchange Act of 1934

For the Quarter ended June 30, 1999             Commission File No. 33-3377-LA


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

                                                       30-Jun-99       31-Dec-98
                   ASSETS
                   ------
Cash in Bank                                          $  406,728         500,005
Tenant Accounts Receivable                                     0          21,032
Prepaid Expenses                                          13,138               0
Other Receivables                                        155,140         155,140

Investment Properties - Net                            3,049,261       3,113,601

Organization Costs and loan closing
costs (net of accumulated amortization)                   46,152          31,622
                                                      ----------      ----------

TOTAL ASSETS                                          $3,670,419       3,821,400
                                                      ==========      ==========


  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  -------------------------------------------

Accounts Payable                                    $    8,539             5,515
Accrued Property Taxes                                  19,862            19,862
Due to Related Parties                                       0           117,652
Other Liabilities                                          577             8,539

Notes Payable                                        1,515,366         1,526,782
                                                    ----------        ----------

TOTAL LIABILITIES                                    1,544,344         1,678,350

TOTAL PARTNERS' CAPITAL                              2,126,075         2,143,050
                                                    ----------        ----------

TOTAL LIABILITIES AND EQUITY                        $3,670,419         3,821,400
                                                    ==========        ==========


              The accompanying notes to these financial statements
                     are an integral part of this statement

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

       STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                                    30-Jun-99          30-Jun-98
REVENUE:
  Rents                                             $  312,171           279,811

OPERATING EXPENSES:
  General & Administrative                              81,540            71,765
  Amortization & Depreciation                           49,810            54,023
  Interest                                              68,493            69,472
  Rental Operating Expenses                            129,303           105,782
                                                    ----------        ----------
                                                       329,146           301,042

NET INCOME (LOSS)                                      -16,975           -21,231

PARTNERS CAPITAL (DEFICIT)
BEGINNING OF PERIOD                                  2,138,050         2,224,588

CURRENT EARNINGS                                       -16,975           -21,231
PARTNERS' DISTRIBUTIONS
DURING PERIOD                                                0                 0
                                                    ----------        ----------
PARTNERS' CAPITAL (DEFICIT)
END OF PERIOD                                       $2,121,075         2,203,357
                                                    ==========        ==========


              The accompanying notes to these financial statements
                     are an integral part of this statement

                            WHITEHALL INCOME FUND-86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO THE FINANCIAL STATEMENT
                                  June 30, 1999

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

Note 4 - Long-Term Debt

The Partnership had the following obligations at June 30, 1999:

$1,195,196 balance on a non-recourse note payable to bank with interest at 9% through February 2006; principal and interest payable in monthly installments of $10,490 through February 2006, at which time the remaining balance becomes due. The Note is secured by Capitol Self Storage's real and personal property.

$320,170 balance on a non-recourse note payable to life insurance company with interest of 9% through August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due; collateralized by Pan American real property.

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

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1) OPERATIONS

      Whitehall Income Fund-86 commenced operations January 1, 1987, with the acquisition of the McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. The properties have been operating at projected levels. As of June 30, 1999, the Partnership has distributed $2,978,943 to the Limited Partners and $9,763 to the General Partner.

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


Date: 7/15/99                       By: ss/ Jack C. West
                                        ------------------------------
                                        Jack C. West, Managing Partner

                                 EXHIBIT INDEX



          Exhibit No.                        Description
          -----------                        -----------

             27                              Financial Data Schedule