Form 10-Q
period 1999-09-30
WHITEHALL CAPITAL INCOME FUND 86
filed 1999-10-29
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Under Sections 13 or 15(d) of the

                       Securities and Exchange Act of 1934

For the Quarter ended September 30, 1999          Commission File No. 33-3377-LA

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
                                   (UNAUDITED)

                                                                       30-Sep-99            31-Dec-98
                                     ASSETS

Cash in Bank                                                          $  347,267               500,005
Tenant Accounts Receivable                                                     0                21,032
Prepaid Expenses                                                          13,138                     0
Other Receivables                                                        155,140               155,140

Investment Properties - Net                                            3,024,356             3,113,601

Organization Costs and loan closing
costs (net of accumulated amortization)                                   46,152                31,622
                                                                      ----------            ----------

TOTAL ASSETS                                                          $3,586,053             3,821,400
                                                                      ==========            ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts Payable                                                      $        0                 5,515
Accrued Property Taxes                                                    19,862                19,862
Due to Related Parties                                                         0               117,652
Other Liabilities                                                          9,025                 8,539

Notes Payable                                                          1,509,463             1,526,782
                                                                      ----------            ----------

TOTAL LIABILITIES                                                      1,538,350             1,678,350

TOTAL PARTNERS' CAPITAL                                                2,047,703             2,143,050
                                                                      ----------            ----------

TOTAL LIABILITIES AND EQUITY                                          $3,586,053             3,821,400
                                                                      ==========            ==========

              The accompanying notes to these financial statements
                     are an integral part of this statement

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

       STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                           30-Sep-99             30-Sep-98
REVENUE:
   Rents                                  $  430,066               405,968
   Interest Income                            25,024                     0

OPERATING EXPENSES:
   General & Administrative                  108,719               103,779
   Amortization & Depreciation                74,715                81,043
   Interest                                  102,545               101,598
   Rental Operating Expenses                 264,480               162,142
                                          ----------            ----------

                                             550,459               448,562

   NET INCOME (LOSS)                         -95,369               -42,578


PARTNERS CAPITAL (DEFICIT)
BEGINNING OF PERIOD                        2,143,072             2,224,588

CURRENT EARNINGS                             -95,369               -42,578
PARTNERS' DISTRIBUTIONS
DURING PERIOD                                      0                     0

                                          ----------            ----------
PARTNERS' CAPITAL (DEFICIT)
END OF PERIOD                             $2,047,703             2,182,010
                                          ==========            ==========

              The accompanying notes to these financial statements
                     are an integral part of this statement

                            WHITEHALL INCOME FUND-86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        NOTES TO THE FINANCIAL STATEMENT
                               September 30, 1999

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

Note 4 - Long-Term Debt

The Partnership had the following obligations at September 30, 1999:

$1,192,133 balance on a non-recourse note payable to bank with interest at 9% through February 2006; principal and interest payable in monthly installments of $10,490 through February 2006, at which time the remaining balance becomes due. The Note is secured by Capitol Self Storage's real and personal property.

$319,313 balance on a non-recourse note payable to life insurance company with interest of 9% through August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance becomes due; collateralized by Pan American real property.

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

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1) OPERATIONS

         Whitehall Income Fund-86 commenced operations January 1, 1987, with the acquisition of the McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. The properties have been operating at projected levels. As of September 30, 1999, the Partnership has distributed $2,978,943 to the Limited Partners and $9,763 to the General Partner.

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

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         Exhibit          Description
         -------          -----------
         27               Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 10/15/99                       By: ss/ Jack C. West
      --------                           ----------------
                                     Jack C. West, Managing Partner

                                 Exhibit Index
                                 -------------

                         Exhibit
                           No.               Description
                         -------             -----------
                           27                Financial Data Schedule