Form 10-K
period 1999-12-31
WHITEHALL CAPITAL INCOME FUND 86
filed 2000-03-15
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended DECEMBER 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of December 31, 1999 all units of registrant's Limited Partnership were outstanding and held by non-affiliates (the officers, directors and general partner of the registrant, and owners of over 10% of the registrant's units, are considered affiliates for purposes of this calculation).

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

The Registrant currently owns a self storage facility, a shopping center, a restaurant building and one office building for a total cost of $3,880,690 as further described in Item 2.

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

ITEM 2.  PROPERTIES

During 1999, the Registrant owned four income-producing real properties as described below.

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

The Shopping Center's current tenant is Rite Aid Drug, the drugstore chain subsidiary of Rite Aid Corporation. Another major tenant, Family Dollar Stores, Inc., a discount variety store vacated the premises on December 31, 1999 at expiration of its lease term due to poor sales. Family Dollar Store's initial lease term expired during December 31, 1994, with six (6) five-year options; Rite Aid Drug's initial lease term expired May 25, 1995, with four (4) five-year options. Rite Aid Drug has not exercised its second (5) five-year option and is subject to cancellation of lease if notice is not received by March 30, 2000. Each tenant exercised its first option for a period of five (5) years. Family Dollar's annual base rent was $26,000; Rite Aid's is $48,067.50, with no change during the first option period.

The Partnership, under the terms of the Rite Aid lease and options, is entitled to receive as additional rental, subject to certain offsets, percentage rental participation of two percent (2%) to two and one-half percent (2.5%) of annual gross sales, above certain sales levels.

The Shopping Center is directly across the highway from the Winn Dixie Shopping Center that contains two department stores similar to the Family Dollar. There are retail shopping areas in Helens, .5 miles to the west and in McRae .3 miles east, which contain two drug stores. These retail establishments compete with the establishments that are lessees of the McRae Square Shopping Center.

Rental income for the Shopping Center was $80,113, $79,841 and $82,887 for 1999, 1998, and 1997, respectively. Operating expenses for the same years were $41,777, $39,461 and 48,522, respectively.

As of December 31, 1999 the Shopping Center was 53% occupied.

The Partnership paid to, in prior years, an affiliate of the General Partner an acquisition fee of $44,000 for its efforts in the negotiation, execution and purchase of the Shopping Center.

The property was unencumbered as of December 31, 1999.

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

Occupancy rates were over 85% and rental income from Capitol Self-Storage was $330,270, $333,264 and $305,996 for 1999, 1998 and 1997, respectively. Operating expenses for the same years were $319,721, $284,124 and $279,424, respectively. Revenue was increased in 1998 due to rental increases and strict collection policies. Expenses were higher in 1999 due to increased repairs and maintenance costs related to the office, apartment and parking lot.

The exchange property, known as Capitol Self Storage, was acquired with a debt of $1,250,000 payable in monthly installments of principle and interest of $10,490 at nine percent (9%)annually, amortized over a twenty-five (25) year period with a ten (10) year balloon payment.

The property is held as collateral for a $1,250,000 mortgage with an outstanding balance of $1,187,451 as of December 31, 1999.


PAN AMERICAN OFFICE BUILDING

The office building is 16,315 square feet on a 1.39 acre tract of land (the "Pan Am Plaza") in Edinburgh, Texas. The Pan Am Plaza is fully occupied by the Department of Human Resources of the State of Texas on a five year noncancellable lease with annual increases. The lease was renewed in August of 1999 for a two-year period and also contains options for future renewal. The original lease commenced on September 9, 1988.

The office building was built specifically for the State of Texas to meet all its requirements and includes all systems as dictated by the State of Texas.

Rental revenue for the Pan Am Plaza was $156,998, $107,293 and $83,597 for 1999, 1998 and 1997, respectively. Operating expenses for the same years were $89,034, $93,086 and $79,811 respectively. Operating expenses include a five percent (5%) management fee and depreciation of approximately $14,000 annually.

Income increased in 1998 due to the rental rate being increased by $4.51 per square foot, because the lease term was reduced. Income increased again in 1999 due to the August 1998 lease increase and an additional increase in August 1999. Expenses will remain high due to tenant's continued demands for upgrades and heavy client use.

The property was held as collateral for a mortgage of $317,559 outstanding as of December 31, 1999, which the Partnership assumed in 1995. The Partnership holds as collateral against said mortgage a collateral interest in a mortgage note against a Krogers in Atlanta, Georgia.

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

Rental revenue for this property was $43,863, $43,746 and $40,606 for 1999, 1998 and 1997, respectively. Operating expenses for the same years were $25,083, 25,294 and 23,198,respectively.

The property was not held as collateral for any mortgages outstanding as of December 31, 1999.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

There has not been a public market and it is not anticipated that a public market for Limited Partnership Interests will develop.

As of December 31, 1999 the number of holders of record of Limited Partnership Interests of the Registrant was 457.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected operations data with respect to the Partnership for each of the five years in the period ended December 31, 1999:

                                                             For the Years Ending December 31,
                                   -----------------------------------------------------------------------------------
                                      1999              1998              1997              1996               1995
                                   -----------       -----------       -----------       -----------       -----------
TOTAL RENTAL REVENUES              $   611,244       $   564,144       $   814,842       $   834,622       $   755,653


RENTAL REVENUES LESS
   RENTAL OPERATING  EXPENSES          128,807           123,237           196,940           137,806            90,439


INTEREST INCOME                         27,535            31,852            45,323            46,501            44,629


ADMINISTRATION EXPENSES                 74,433            64,567            75,355           115,386           100,347

NET INCOME (LOSS)                      (79,169)          (81,538)          357,132            (8,171)         (237,018)

NET INCOME(LOSS)PER
  LIMITED PARTNER
  UNITS                                  (6.57)            (6.77)            29.63              (.68)           (19.06)

DISTRIBUTIONS TO
  LIMITED PARTNERS                           0                 0           966,472            83,534            41,762

DISTRIBUTIONS TO
  LIMITED PARTNERS
  PER LIMITED
  PARTNER UNIT                               0                 0             81.00              7.00              3.50


WEIGHTED AVERAGE
  NUMBER OF LIMITED
  PARTNER UNITS                         11,932            11,932            11,932            11,932            11,932


INVESTMENT PROPERTIES                3,079,805         3,113,601         3,179,037         4,550,355         4,601,517

TOTAL ASSETS                         3,652,964         3,821,400         3,845,719         5,504,064         5,630,206

LONG-TERM
  OBLIGATIONS                        1,505,010         1,526,784         1,548,138         2,509,922         2,537,422


NUMBER OF PROPERTIES
  OWNED                                      4                 4                 4                 5                 6

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

RESULTS OF OPERATIONS

The Partnership commenced its operations January 1, 1987 with the acquisition of McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. As of December 31, 1999, the Partnership has distributed $2,978,943 to the Limited Partners and $9,763 to the General Partner.

Revenues for the year ended December 31, 1999 increased by $48,401 from the year ended December 31, 1998. The increase was due primarily to the increased rental income at Pan American Plaza.

Revenues for the year ended December 31, 1998 decreased by $250,698 from the year ended December 31, 1997. The decrease was due primarily to the sale of Tanque Verde/Kolb Self-Storage. This decrease would have been greater, but for increases in revenue at three of the four remaining properties.

Rental Operating Expenses for the year ended December 31, 1999 increased by $40,793 from the year ended December 31, 1998. The increase was primarily due to the capital improvements made at Capitol Self-Storage.

Rental Operating Expenses for the year ended December 31, 1998 decreased by $179,995 from the year ended December 31, 1997. The decrease was primarily due to the elimination of two employees who were previously employed by Tanque Verde/Kolb Self Storage and the elimination of operating expenses at the property due to sale of the property.


LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Partnership and distributions to Limited Partners should remain constant or decrease during 2000 depending on whether sales of remaining real properties occur.

Net cash provided by operating activities was ($44,360) for the year ended December 31, 1999 compared to $85,557 for the year ended December 31, 1998. Net cash provided by investing activities was ($56,344) for the year ended December 31, 1999, compared to $6,747 for the year ended December 31, 1998.

Net cash provided by operating activities was $85, 557 for the year ended December 31, 1998 compared to $75,899 for the year ended December 31, 1997. Net cash provided by investing activities was

$6,747 for the year ended December 31, 1998 compared to $1,778,110 for the year ended December 31, 1997. The year ended December 31, 1997 net cash consisted of proceeds from the sale of the investment in the Tanque Verde Self-Storage and distributions from the investment offset by purchases of property and equipment and deposits on rental property. Net cash used in financing activities was $1,938,039 for the year ended December 31, 1997 and consisted of distributions to partners and repayments of notes payable offset by proceeds from notes payable.

The liquidity of the Partnership relies almost entirely on the financial market fluctuation and availability of funds with regard to lending and investing in commercial property. Funds appear to be more readily available and therefore may provide greater liquidity to the Partnership in 2000 through the sale of the Partnership assets.

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

YEAR 2000 ISSUES

The Company has experienced no disruptions in its operations that management can attribute to Year 2000 software issue. In addition, the Company has seen no Year 2000 related problems itself or received any reports of such problems from its customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

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

JACK C. WEST: MR. West, age 51, a Managing Member, has been a private investor since 1988. From 1986 to 1988, Mr. West was President and Director of Whitehall Capital Corporation. Before that time Mr. West was Senior Vice President/National Marketing Director as well as director of the Whitehall Capital Corporation's Irvine, California offices, in charge of the company's marketing programs. Prior to joining Whitehall Capital Corporation in 1982, he was active from 1977 until 1982 as a Senior Account Manager-portfolio management with First National Corporation, an asset portfolio management corporation.

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


ITEM 11. EXECUTIVE COMPENSATION

(a,b,c, & d) The Registrant has not paid and does not propose to pay any compensation or retirement benefits to members of the General Partner.

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

                  (2) Financial Statement Schedules - F-15 through F-18.

         (b)      Reports on Form 8-K:

                  The Registrant did file a Form 8-K report during the fiscal year ended December 31, 1997.

         (c) Exhibits required by Item 601 of Regulation S-K: The Financial Data Schedule

         (d)      Financial Statement Schedules required by Regulation S-X:

                  All required information is included in the financial statements or schedules on pages F-13 through F-18.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Whitehall Income Fund - 86, A California Limited Partnership
                                  (Registrant)

                          By W & C Income Company, Ltd.
                        General Partner of the Registrant

Date: January 28, 2000                            By: /S/ Jack C. West
      ----------------                               ---------------------------
                                                     Jack C. West
                                                      Managing Member

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                     ----
INDEPENDENT AUDITOR'S REPORT.......................................................................................  F-2

BALANCE SHEETS - December 31, 1999 and 1998........................................................................  F-3

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1999, 1998 and 1997....................................  F-4

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) - For the Years Ended December 31, 1999, 1998 and 1997.........  F-5

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1999, 1998, and 1997...................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................................  F-7

FINANCIAL STATEMENT SCHEDULES:

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION...........................................................  F-16

SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE......................................................................  F-18

                          INDEPENDENT AUDITOR'S REPORT



The Partners
Whitehall Income Fund - 86
(A California Limited Partnership)
Tucson, Arizona

We have audited the accompanying balance sheets of Whitehall Income Fund - 86 (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Income Fund - 86 (a California limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2) of Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

\s\HEIN + ASSOCIATES LLP
-------------------------------
   HEIN + ASSOCIATES LLP
   Certified Public Accountants

Orange, California
January 28, 2000

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                           -----------------------------------------
                                                                                  1999                   1998
                                                                           ----------------        -----------------
                              ASSETS
     Rental properties,  net of accumulated depreciation                   $      3,079,805        $       3,113,601
     Cash and cash equivalents                                                      377,529                  500,005
     Accounts receivable                                                             19,077                   21,032
     Note receivable                                                                149,546                  155,140
     Loan closing costs, net of accumulated amortization
         of $19,145 and $14,530                                                      27,007                   31,622
                                                                           ----------------        -----------------

TOTAL ASSETS                                                               $      3,652,964        $       3,821,400
                                                                           ================        =================

                              LIABILITIES AND PARTNERS' CAPITAL

     Notes payable                                                         $      1,505,010        $       1,526,782
     Accounts payable                                                                19,222                    5,515
     Accrued property taxes                                                          22,273                   19,862
     Due to general partner                                                          -                        10,607
     Due to related party                                                            28,328                  107,045
     Other liabilities                                                               14,250                    8,539
                                                                           ----------------        -----------------
         Total liabilities                                                        1,589,083                1,678,350

COMMITMENT (Note 6)

PARTNERS' CAPITAL
     Limited partners, 11,932 equity units authorized and
         outstanding for 1999 and 1998                                            2,112,187                2,190,564

     General partner, 1 equity unit authorized and outstanding for
         1999 and 1998                                                              (48,306)                 (47,514)
                                                                           -----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $      3,652,964        $       3,821,400
                                                                           ================        =================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                          WHITEHALL INCOME FUND -- 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                                                   For the Years Ended December 31,
                                                                                1999               1998              1997
                                                                           ------------        -----------      -------------
REVENUES:
     Rental                                                                $    612,545        $   564,144      $     814,842
     Gain on sale of rental property                                              --                 --               543,526
     Other income                                                                27,534             32,773             54,127
                                                                           ------------        -----------      -------------
         Total Revenues                                                         640,079            596,917          1,412,495
                                                                           ------------        -----------      -------------

EXPENSES:
     Rental operating:
         Depreciation                                                            95,734             95,006            135,676
         Payroll and related taxes                                               38,052             31,889             49,636
         Interest                                                               136,463            135,656            198,138
         Other rental operating expenses                                         90,224             76,241             95,857
         Taxes other than payroll                                                71,695             69,860            100,442
         Repairs and maintenance                                                 22,335             21,325             25,729
         Advertising                                                             12,269             10,930             12,424
     Operating Expenses:
         General and administrative                                              74,434             64,567             75,355
         Payroll and related taxes                                              136,999            130,260            126,360
         Professional fees                                                       36,429             36,748             35,778
         Depreciation and amortization                                            4,614              5,973             15,156
     Write down of note receivable to fair value                                  --                 --               184,812
                                                                           ------------        -----------      -------------
              Total expenses                                                    719,248            678,455          1,055,363
                                                                           ------------        -----------      -------------

NET INCOME (LOSS)                                                          $    (79,169)       $   (81,538)     $     357,132
                                                                           ============        ===========      =============

NET INCOME (LOSS) ATTRIBUTED TO:
     Limited partners                                                      $    (78,377)       $   (80,723)     $     353,561
                                                                           ============        ===========      =============
     General partner                                                       $       (792)       $      (815)     $       3,571
                                                                           ============        ===========      =============

NET INCOME (LOSS) PER LIMITED PARTNER UNIT                                 $      (6.57)       $     (6.77)     $       29.63
                                                                           ============        ===========      =============

DISTRIBUTIONS PER LIMITED PARTNER UNIT                                     $      --            $     --        $       81.00
                                                                           ============        ===========      =============

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNER UNITS                                 11,932             11,932             11,932
                                                                           ============        ===========      =============

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          General              Limited
                                                          Partner              Partners               Total
                                                     ---------------       -------------        ---------------
BALANCE (DEFICIT), December 1996                     $       (40,507)      $   2,884,218        $     2,843,711

       Net income for 1997                                     3,571             353,561                357,132
       Capital distributions                                  (9,763)           (966,492)              (976,255)
                                                     ---------------       -------------        ---------------

BALANCE (DEFICIT), December 1997                             (46,699)          2,271,287              2,224,588

       Net loss for 1998                                        (815)            (80,723)               (81,538)
                                                     ---------------       -------------        ---------------

BALANCE (DEFICIT), December 1998                             (47,514)          2,190,564              2,143,050

       Net loss for 1999                                        (792)            (78,377)               (79,169)
                                                     ---------------       -------------        ---------------

BALANCE (DEFICIT), December 31, 1999                 $       (48,306)      $   2,112,187        $     2,063,881
                                                     ===============       =============        ===============

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                                  -----------------------------------------------
                                                                     1999              1998              1997
                                                                  -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $   (79,169)      $   (81,538)      $   357,132
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                                100,348           100,979           150,832
         Gain on sale of rental property                                 --                --            (543,526)
         Write down of note receivable to fair value                     --                --             184,812
         Changes in assets and liabilities:
              Accounts receivable                                       1,955           (12,458)            4,887
              Accounts payable                                         13,708              (568)          (18,398)
              Accrued property taxes                                    2,411             1,184           (34,395)
              Due to general partner                                  (10,607)             --               9,763
              Due to related party                                    (78,717)           80,217            26,828
              Other liabilities                                         5,711            (2,259)          (62,036)
                                                                  -----------       -----------       -----------
         Net cash provided by (used in) operating activities          (44,360)           85,557            75,899
                                                                  -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of rental properties                                    (61,938)          (29,569)          (43,116)
     Deposit on rental property                                          --              30,000              --
     Proceeds from sale of rental property                               --                --           1,821,226
     Note receivable                                                    5,594             6,316              --
                                                                  -----------       -----------       -----------
         Net cash provided by (used in) investing activities          (56,344)            6,747         1,778,110
                                                                  -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distribution to partners                                            --                --            (976,255)
     Repayments of notes payable                                      (21,772)          (21,356)         (961,784)
                                                                  -----------       -----------       -----------
         Net cash used in financing activities                        (21,772)          (21,356)       (1,938,039)
                                                                  -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                      (122,476)           70,948           (84,030)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          500,005           429,057           513,087
                                                                  -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   377,529       $   500,005           429,057
                                                                  ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                       $   127,557       $   135,656           207,000
                                                                  ===========       ===========       ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES:

         Nature of Business - Whitehall Income Fund - 86 (the "Partnership") was organized in the State of California on December 15, 1985, for the purpose of investing in, holding, developing and managing income producing properties.

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

         Distributions of cash from operations, as defined, are divided 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received their priority return. The Limited Partners are entitled to a non-cumulative, non-compounded return on adjusted invested capital, as defined in the Partnership Agreement, of 7% in 1986, 8% in 1987, 9% in 1988 and 10% per annum thereafter. After this priority return is received, distributions are divided 5% to the General Partner and 95% to the Limited Partners. As of December 31, 1999, the Limited Partners had not received their non-cumulative priority return.

         Fees - The General Partner provides property management and leasing services to the Partnership and is compensated at the rate of 5% of the gross receipts from the properties (see Note 7). Such fee was paid and recognized as an expense for the years ended December 31, 1999, 1998 and 1997. The General Partner is also entitled to a partnership management fee of 5% of all distributions of cash from operations after the Limited Partners have received their priority return. As of December 31, 1999, the Limited Partners had not received their non-cumulative priority return (see allocations and distributions above); therefore, the general partner is not entitled to the partnership management fee.

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

         Amortization - Loan closing costs are amortized over the lives of the loans using the interest method.

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

         Reclassifications - Certain reclassifications were made to the 1998 and 1997 financial statements in order to conform to the 1999 presentation. Such reclassifications had no effect on the net income (loss) previously reported.


2.       BASIS OF PRESENTATION

         As reflected in the accompanying financial statements, the Company has incurred net losses the past two years and the cash flow from operations was negative for 1999. Other factors that could affect the liquidity of the Company in the near future are the loan balance due in August 2000 for the PanAm property and the reduction of rental income due to potential vacancies at the McRae property. Management believes that the Company will generate sufficient cash flow to fund its operations through December 31, 2000. In addition, management has taken the following actions to improve the Company's cash flow and operating results:

                The Company has begun discussions to refinance the PanAm loan with two lenders.

                To reduce the possible vacancies at the McRae property, management is concentrating their efforts to lease the spaces and is engaging a leasing agent to assist in obtaining tenants.

                The general partner has represented that it has the intent and means to fund any cash shortfall.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

         The Company believes these efforts will enable it to meet its obligations as they come due and continue as a going concern.


3.       RENTAL PROPERTIES AND OTHER SEGMENT INFORMATION:

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

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

         Below is the segment information:

         1999

                                                                    McRae          Pan American      Honey Baked          Capitol
                                               Partnership        Shopping            Office           Ham In              Self
                                Total           Overhead           Center            Building         Louisiana          Storage
                             -----------       -----------       -----------       ------------      ------------      -----------
Buildings and improvements   $ 3,395,773       $      --         $   750,731       $   504,697       $   468,614       $ 1,671,731
Accumulated depreciation        (800,885)             --            (302,191)         (156,492)         (178,496)         (163,706)
Land                             484,917              --              59,229           162,850           150,000           112,838
                             -----------       -----------       -----------       -----------       -----------       -----------
Net Property                 $ 3,079,805       $      --         $   507,769       $   511,055       $   440,118       $ 1,620,863
                             ===========       ===========       ===========       ===========       ===========       ===========

Rental Revenue               $   611,244       $      --         $    80,113       $   156,998       $    43,863       $   330,270
Other income                       1,300             1,300              --                --                --                --
Interest Income                   27,535            12,863               173            14,499              --                --
                             -----------       -----------       -----------       -----------       -----------       -----------
                                 640,079            14,163            80,286           171,497            43,863           330,270
                             -----------       -----------       -----------       -----------       -----------       -----------

Operating expenses               482,437           243,633            18,043            46,214            10,320           164,227
Interest expense                 136,463              --                --              28,833              --             107,630
Depreciation and
  amortization                   100,348              --              23,734            13,987            14,763            47,864
                             -----------       -----------       -----------       -----------       -----------       -----------
                                 719,248           243,633            41,777            89,034            25,083           319,721
                             -----------       -----------       -----------       -----------       -----------       -----------

Net income (loss)            $   (79,169)      $  (229,470)      $    38,509       $    82,463       $    18,780       $    10,549
                             ===========       ===========       ===========       ===========       ===========       ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


         1998

                                                                    McRae          Pan American      Honey Baked          Capitol
                                               Partnership        Shopping            Office           Ham In              Self
                                Total           Overhead           Center            Building         Louisiana          Storage
                             -----------       -----------       -----------       ------------      ------------      -----------
Buildings and improvements   $ 3,333,835       $      --         $   750,731       $   477,677       $   468,614       $ 1,636,813
Accumulated depreciation        (705,151)             --            (278,457)         (141,276)         (148,943)         (136,475)
Land                             484,917              --              59,229           162,850           150,000           112,838
                             -----------       -----------       -----------       -----------       -----------       -----------
Net property                 $ 3,113,601       $      --         $   531,503       $   499,251       $   469,671       $ 1,613,176
                             ===========       ===========       ===========       ===========       ===========       ===========

Rental revenue               $   564,144       $      --         $    79,841       $   107,293       $    43,746       $   333,264
Other income                         933               933              --                --                --                --
Interest income                   31,840            17,874               188            13,778              --                --
                             -----------       -----------       -----------       -----------       -----------       -----------
                                 596,917            18,807            80,029           121,071            43,746           333,264
                             -----------       -----------       -----------       -----------       -----------       -----------

Operating expenses               441,820           230,517            15,933            48,814            10,531           136,025
Interest expense                 135,656              --                --              29,527              --             106,129
Depreciation and
  amortization                   100,979             5,973            23,528            14,745            14,763            41,970
                             -----------       -----------       -----------       -----------       -----------       -----------
                                 678,455           236,490            39,461            93,086            25,294           284,124
                             -----------       -----------       -----------       -----------       -----------       -----------

Net income (loss)            $   (81,538)      $  (217,683)      $    40,568       $    27,985       $    18,452       $    49,140
                             ===========       ===========       ===========       ===========       ===========       ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

         1997

                                                           McRae                    Pan American      Honey Baked
                                          Partnership    Shopping     Tanque Verde     Office           Ham in            Capitol
                               Total        Overhead      Center      Self-Storage    Building         Louisiana        Self-Storage
                            -----------   -----------   -----------   ------------  ------------      -----------       ------------
Buildings and improvements  $ 3,304,266   $      --     $   734,611   $      --     $   464,228       $   468,614       $ 1,636,813
Accumulated depreciation       (610,146)         --        (254,929)         --        (126,531)         (134,180)          (94,506)
Land                            484,917          --          59,229          --         162,850           150,000           112,838
                            -----------   -----------   -----------   -----------   -----------       -----------       -----------
Net property                  3,179,037   $      --     $   538,911   $      --     $   500,547       $   484,434       $ 1,655,145
                            ===========   ===========   ===========   ===========   ===========       ===========       ===========

Rental revenue              $   814,842   $      --     $    82,887   $   301,756   $    83,597       $    40,606       $   305,996
Gain on sale of property        543,526          --            --         543,526          --                --                --
Other income                     10,804           800          --            --          10,004              --                --
Interest income                  43,323        22,183           217          --          20,923              --                --
                            -----------   -----------   -----------   -----------   -----------       -----------       -----------
                              1,412,495        22,983        83,104       845,282       114,524            40,606           305,996
                            -----------   -----------   -----------   -----------   -----------       -----------       -----------

Operating expenses              521,581       237,493        25,201        94,959        33,939             8,171           121,818
Interest expense                198,138          --            --          56,545        30,967              --             110,626
Depreciation and
  amortization                  150,832        15,156        23,321        35,443        14,905            15,027            46,980
Write down of note
  receivable                    184,812       184,812          --            --            --                --                --
                            -----------   -----------   -----------   -----------   -----------       -----------       -----------
                              1,055,363       437,461        48,522       186,947        79,811            23,198           279,424
                            -----------   -----------   -----------   -----------   -----------       -----------       -----------

Net income (loss)           $   357,132   $  (414,478)  $    34,582   $   658,335   $    34,713       $    17,408       $    26,572
                            ===========   ===========   ===========   ===========   ===========       ===========       ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

         The Partnership currently owns four rental properties. On August 14, 1997, the Partnership sold Tanque Verde Self Storage for $1,945,000, net of related expenses. The gain on the sale of the property was $543,526.

         During 1999, two tenants each accounted for approximately 19% of rental revenue. During 1998 and 1997, two tenants each accounted for approximately 16% and 10% of the rental revenue, respectively.


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

5.       NOTES PAYABLE:

         Notes payable consisted of:

                                                                                                            December 31,
                                                                                                  -------------------------------
                                                                                                       1999                1998
                                                                                                  -----------         -----------
        $1,250,000 non-recourse note payable to bank with interest at 9% through
        February 2006; principal and interest payable in monthly installments of
        $10,490 through 2006, at which time the remaining balance becomes due;
        collateralized by Capital real and personal property                                      $ 1,187,451         $ 1,204,115

        $337,035 note payable to life insurance company with interest at 9%
        through August 2000; principal and interest due in monthly installments of $2,828 through August 2000, at which time the remaining balance
        becomes due; collateralized by Pan American real property                                     317,559             322,667
                                                                                                  -----------         -----------

                                                                                                  $ 1,505,010         $ 1,526,782
                                                                                                  ===========         ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

         Future maturities of notes payable are as follows:

                                        Year                                                 Amount
                                        ----                                           -----------------
                                        2000                                           $         337,372
                                        2001                                                      21,672
                                        2002                                                      23,705
                                        2003                                                      25,928
                                        2004                                                      28,360
                                        Thereafter                                             1,067,973
                                                                                       -----------------
                                                                                       $       1,505,010
                                                                                       =================

         All interest incurred for the years ending December 31, 1999, 1998 and 1997 was charged to expense.


6.       LEASES:

         The Partnership has long-term operating lease agreements with unaffiliated lessees to occupy space in its operating real estate properties.

         Future minimum lease payments to be received on non-cancelable leases are as follows:

                                        Year                                                 Amount
                                        ----                                           -----------------
                                        2000                                           $          222,907
                                        2001                                                      150,931
                                        2002                                                       37,800
                                        2003                                                       37,800
                                                                                       ------------------
                                                                                       $          449,438
                                                                                       ==================

7.       RELATED PARTY TRANSACTIONS:

         At December 31, 1998 the General Partner was owed $10,607 for distributions of cash from operations, as defined in the partnership agreement.

         In 1999, 1998 and 1997 the Partnership was charged property management and leasing fees of $29,404, $26,744 and $36,921 by an affiliate of the former General Partner. In 1999, 1998 and 1997, the Partnership incurred payroll expenses relating to certain of the former General Partner's employees and other administrative expenses totaling $203,938, $189,217 and $195,728, respectively. Certain amounts of the administrative expenses paid by a former general Partner are allocated to the Partnership based upon the former General Partner's estimates. At December 31, 1999 and 1998, the affiliate of the former General Partners was owed $28,328 and $107,045, respectively.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

8.       FINANCIAL INSTRUMENTS:

         Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

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

         At December 31, 1999, cash, accounts receivable, accounts payable, and notes payable have fair values that approximate book values based on their short term or demand maturity.

         The fair value of the note receivable is based on estimated discounted cash flows. The fair value of this instrument approximates book value at December 31, 1999.

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 1999



                                  Initial Cost to Partnership              Subsequent to Acquisition
                          --------------------------------------------    ---------------------------
                                                          Building and                     Carrying
     Description          Incumbrances       Land         Improvements    Improvements       Costs
                          ------------     ---------      ------------    ------------     ----------
McRae Shopping
     Center               $     --        $   59,229      $  734,611      $   16,120       $    --

Pan American
     Office Building         322,665         162,850         437,217          67,480            --

Honey Baked Ham
     in Louisiana               --           150,000         450,000          18,614            --

Capitol Self Storage       1,204,116         112,838       1,612,270          59,461            --
                           ----------      ----------      ----------      ----------      ----------

                           $1,526,781      $  484,917      $3,234,098      $  161,675      $     --
                           ==========      ==========      ==========      ==========      ==========



                                                                                                                      Life on Which
                            Gross Amounts at Which Carried at Close of Period                                         Depreciation
                      -------------------------------------------------------------                                 In Latest Income
                                       Building and                    Accumulated     Date of            Date        Statements is
     Description         Land          Improvements      Total         Depreciation  Construction       Acquired        Computed
                      ----------       ------------    ----------      ------------  ------------       --------    ----------------
McRae Shopping
     Center           $   59,229       $  750,731      $  809,960      $  302,191        1985             1986         31.5 years

Pan American
     Office Building     162,850          504,697         667,547         156,492        1984             1987         31.5 years

Honey Baked Ham
     in Louisiana        150,000          468,614         618,614         163,706        1978             1988         31.5 years

Capitol Self Storage     112,838        1,671,731       1,784,569         178,496        1984             1995         39.0 years
                       ----------      ----------      ----------      ----------

                      $   484,917      $3,395,773      $3,880,690      $  800,885
                       ==========      ==========      ==========      ===========

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


         The following shows the changes in the total amounts in which real estate was carried during the periods:

         Balance at January 1, 1997                                               $      5,876,338
                  Purchases                                                                 43,116
                  Cost of real estate sold                                              (2,130,271)
                                                                                  -----------------
         Balance at December 31, 1997                                                    3,789,183
                  Purchases                                                                 29,569
                                                                                  ----------------
         Balance at December 31, 1998                                                    3,818,752
                  Purchases                                                                 61,938
                                                                                  ----------------
         Balance at December 31, 1999                                             $      3,880,690
                                                                                  ================

         The following shows changes in accumulated depreciation during the periods:

         Balance at January 1, 1997                                               $      1,325,983
                  Depreciation during the period                                           135,676
                  Deductions for real estate sold                                         (851,514)
                                                                                  -----------------
         Balance at December 31, 1997                                                      610,145
                  Depreciation during the period                                            95,006
                                                                                  -----------------
         Balance at December 31, 1998                                                      705,151
                  Depreciation during the period                                            95,734
                                                                                  -----------------
         Balance at December 31, 1999                                             $        800,885
                                                                                  ================

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999


                                                   Final           Periodic                        Face              Carrying
                                   Interest       Maturity         Payment         Prior         Amount of           Amount of
         Description                 Rate           Date            Terms          Liens         Mortgages           Mortgages
-------------------------------   -----------   -------------   ---------------  -----------   ---------------    -----------------
Commercial loans:


Capital Self Storage                   9%            2006       $    10,490            --       $ 1,250,000          $ 1,187,451

Pan American Office
     Building                          9%            2000             2,828            --           337,035              317,559


         The following shows the changes in the carrying amounts of mortgage loans during the periods:

Balance at January 1, 1997          $ 2,509,922
         Payments of principal         (961,784)
                                    -----------
Balance at December 31, 1997          1,548,138
         Payments of principal          (21,356)
                                    -----------
Balance at December 31, 1998          1,526,782
         Payments of principal          (21,772)
                                    -----------
Balance at December 31, 1999        $ 1,505,010
                                    ===========

EXHIBIT INDEX

Exhibit Number            Description
--------------            -----------
     27                   Financial Data Schedule