Form 10-Q
period 2000-03-31
WHITEHALL CAPITAL INCOME FUND 86
filed 2000-05-12
CIK 790027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Under Sections 13 or 15(d) of the

                       Securities and Exchange Act of 1934

For the Quarter ended March 31, 2000            Commission File No. 33-3377-LA


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

                            CONDENSED BALANCE SHEETS

                                            (UNAUDITED)               (AUDITED)
                                             31-Mar-00               31-Dec-99
  ASSETS

Cash in Bank                              $    346,518            $    377,529
Tenant Accounts Receivable                      13,659                  19,077
Other Receivables                              148,063                 149,546

Investment Properties - Net                  3,055,562               3,079,805

Organization Costs and loan closing
costs (net of accumulated amortization)         26,187                  27,007
                                         --------------        ----------------

TOTAL ASSETS                             $   3,589,989            $   3,652,964
                                         ==============        ================
  LIABILITIES AND PARTNERS' CAPITAL

Accounts Payable                         $      20,386              $    19,222
Accrued Property Taxes                          40,664                   22,273
Due to Related Parties                          21,116                   28,328
Other Liabilities                               10,565                   14,250

Notes Payable                                1,497,252                1,505,010
                                         --------------         ----------------

TOTAL LIABILITIES                            1,589,983                1,589,083

TOTAL PARTNERS' CAPITAL                      2,000,006                2,063,881
                                         --------------         ----------------

TOTAL LIABILITIES AND EQUITY             $   3,589,989            $   3,652,964
                                         ==============        =================


              See accompanying notes to these financial statements

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the Three Months Ended

                                             31-Mar-00               31-Mar-99
                                      -----------------    --------------------

 REVENUE:
    Rents                           $          141,062      $           152,262
    Interest Income                              7,253                   7,834

 OPERATING EXPENSES:
    General & Administrative                    91,606                  73,630
    Amortization & Depreciation                 25,062                  25,163
    Interest                                    33,834                  34,310
    Rental Operating Expenses                   61,688                  46,292
                                      -----------------    --------------------
                                               212,190                 179,395

    NET (LOSS)                      $          -63,875      $          -19,299
                                      =================    ====================




              See accompanying notes to these financial statements

                           WHITEHALL INCOME FUND - 86
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                          For the Three Months Ended

                                                       31-Mar-00         31-Mar-99

       Net Loss                                    $     -63,875     $     -19,299

       Adjustments
          Depreciation & Amortization                     24,243            23,934
          Amortization of Loan Closing Costs                 820             1,229

       (Increase)/Decrease in
          Accounts Receivable                              5,418            11,916
          Notes Receivable                                 1,483             1,349

       Increase/(Decrease) in
          Accounts Payable                                 1,164             6,452
          Accrued Real Estate Taxes                       18,391            17,465
          Other Accrued Liabilities                       -3,685               614
          Due to Related Party                            -7,212           -93,242
                                                   --------------    --------------

             Net Cash from Operating Activities          -23,253           -49,582


       Cash Flow from Investing Activities
          Additions to PP&E                                    0                 0
          Proceeds from PP&E                                   0                 0
                                                   --------------    --------------

                                                               0                 0

       Cash Flow from Financing Activities
          Principal Payments                              -7,758            -5,644
                                                   --------------    --------------

                                                          -7,758            -5,644

       Net Decrease in Cash                              -31,011           -55,226

       Cash, at Beginning of Period                      377,529           500,005
                                                   --------------    --------------

       Cash, at End of Period                      $     346,518     $     444,779
                                                   ==============    ==============



              See accompanying notes to these financial statements

                            WHITEHALL INCOME FUND-86
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                     NOTES TO CONDENSED FINANCIAL STATEMENT
                                 March 31, 2000

                                   (UNAUDITED)



Note 1 - Condensed Financial Statements

The condensed balance sheets as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 200 and 1999, have been prepared by the Company without audit. In the opinion of management, the condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Income Fund - 86 (the "Partnership") as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements are read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999.

Note 2 - Restatement of Financial Statements

Subsequent to the filing of its Form 10-Q for the quarter ended March 31, 1999 with the Securities and Exchange Commission, the Company determined that the information contained certain accounting errors resulting from errors in recognition of revenues and accrual of certain liabilities. As a result of the above, the statement of operations for three months ended March 31, 1999 have been restated as follows:

                                                         Three Months Ended
                                                           March 31, 1999

                                                                      Previously
                                                    Restated          Reported
Revenues
      Rents                                           $  152,262      $  143,146
      Interest Income                                      7,834           9,183
                                                         -------         -------
      Total Income                                       160,096         152,329
                                                         -------         -------
Operating expenses
      General and administrative                          73,630          34,998
      Amortization and depreciation                       25,163          24,905
      Interest                                            34,310          34,310
      Rental Operating Expenses                           46,292          41,490
                                                         -------         -------
      Total Operating Expenses                           179,395         135,703
Net Income (loss)                                     $  (19,299)     $   16,626
                                                         -------         -------


Note 3 - Segment Information

Each rental property is an operating segment. The Partnership's management evaluates the performance of each segment based on profit or loss from operations before allocation of Partnership general and administrative expenses, unusual and extraordinary items. Segment information is as follows:

                                                                 Pan
                                                   McRae        American
                                  Partnership      Shopping     Office       Honey     Capitol Self
                      Total        Overhead        Center       Building   Baked Ham   Storage

March 31, 1999
--------------

Rental Revenues     $152,262        250             19,093       38,528       9,450     84,941

Net Income (Loss)   $(19,299)       (60,733)        9,860        21,236       3,971     6,367


March 31, 2000
--------------

Rental Revenues     $141,061        150             12,593       40,693       9,450     78,175

Net Income (Loss)   $(63,875)       (83,496)        3,828        21,454       1,759     (7,420)

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1) OPERATIONS

Whitehall Income Fund-86 commenced operations January 1, 1987, with the acquisition of the McRae Shopping Center in McRae, Georgia. Since that time, the Partnership has acquired five additional income producing properties. The properties have been operating at projected levels. As of March 31, 2000, the Partnership has distributed $2,978,943 to the Limited Partners and $9,763 to the General Partner.

Rental revenues for the period ended March 31, 1999 have decrease by $11,200 from the period ended March 31, 2000. This is due primarily to the Family Dollar vacancy at the McRae Shopping Center. Rental operating expenses for the period ended March 31, 2000 have increased by $15,396 from the period ended March 31,1999. The increase was due primarily to improvements being made at the office of Capitol Self-Storage.

Management does not foresee any significant changes in operating expenses for the year ended December 31, 2000. The Partnership feels that they have adequate cash reserves to meet working capital requirements as they arise.

(2) CAPITAL RESOURCES & LIQUIDITY

The cash position of the Partnership and distributions to the Limited Partners will remain similar to 1999 during 2000 unless a sale or sales of real property occurs. Excess cash flow from properties is being distributed every quarter to the Limited Partners. Distributions to the Limited Partners in 2000 could be more than 1999 although the time and amount is at the sole subjective discretion of the General Partner.

Net cash flow used in operating activities was ($23,253) for the period ended March 31, 2000 compared to ($49,582) for the period ended March 31, 1999.

The liquidity of the Partnership relies almost entirely on the financial market fluctuation and availability of funds with regard to lending and investing in commercial property. Funds appear to be more readily available and therefore may provide greater liquidity to the Partnership in 2000 through the sale of Partnership assets.

The Partnership believes that it has adequate cash reserves to meet working capital requirements as they arise.

Inflation has historically been a contributing factor to the increase in capital appreciation of income producing real estate and may continue to be a contributing factor in the future. The Partnership's intention is to own and operate the properties for a period of ten to fifteen years. At this time it is not possible to anticipate what the real estate market and capital appreciation will be in the future. Currently, the properties are generating sufficient cash flow to cover their own cash operating expenses.

(3) YEAR 2000 ISSUES

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


Date: 5/1/00                       By: /s/ Jack C. West
     -------------------          ---------------------------------
                                      Jack C. West, Managing Partner

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBITS
-------                                 ---------------------------
 27                                     Financial Data Schedule